Form 10-Q
period 1996-03-31
PRT FUNDING CORP; PRATT CASINO CORP
filed 1996-05-14
CIK 912897, 912928

                      SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  MARCH 31, 1996
                                 -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------    -------------------------

Commission file number               33-69768
                              ---------------------


                               PRT FUNDING CORP.
                           PRATT CASINO CORPORATION
- - --------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

            DELAWARE                                        75-2502289
            DELAWARE                                        75-2502292
- - ---------------------------------                  ----------------------------
(States or other jurisdictions of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.'s)

TWO GALLERIA TOWER, SUITE 2200
   13455 NOEL ROAD, LB 48
      DALLAS, TEXAS                                           75240
- - -----------------------------------------          ----------------------------
 (Address of principal executive offices)                   (Zip Code)

(Registrants' telephone number, including area code):      (214) 386-9777
                                                     --------------------------

                               (NOT APPLICABLE)
- - --------------------------------------------------------------------------------
            (Former name, former address, and former fiscal year,
                        if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        YES  X         NO
                                                         -----          -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                OUTSTANDING AT
       REGISTRANT                     CLASS                      MAY 13, 1996
- - ------------------------    -----------------------------       --------------
    PRT Funding Corp.       Common Stock, $1.00 par value        1,000 shares
Pratt Casino Corporation    Common Stock, $1.00 par value        1,000 shares

     Each of the Registrants meet the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                               PRT FUNDING CORP.
                            PRATT CASINO CORPORATION


PART 1: FINANCIAL INFORMATION
- - -----------------------------

INTRODUCTORY NOTES TO FINANCIAL STATEMENTS
- - ------------------------------------------

     The registered securities consist of 11 5/8% Senior Notes (the "PRT
Funding Notes") in the principal amount of $85,000,000 due April 15, 2004 issued by PRT Funding Corp. ("PRT Funding") and listed on the American Stock Exchange. PRT Funding is wholly owned by Pratt Casino Corporation ("PCC"), a Delaware corporation and an indirect wholly owned subsidiary of Pratt Hotel Corporation ("PHC"), also a Delaware corporation. PHC is an American Stock Exchange listed company subject to the reporting requirements of the Securities Act of 1934.
PRT Funding's obligations are unconditionally guaranteed as to the timely payment of principal, premium, if any, and interest by PCC. PRT Funding and PCC have principal executive offices at Two Galleria Tower, Suite 2200, 13455 Noel Road, LB48, Dallas, Texas 75240.

     PRT Funding was organized during September 1993 as a special purpose subsidiary of PCC for the purpose of borrowing funds through the issuance of the PRT Funding Notes for the benefit of PCC and certain of its subsidiaries.

     Greate Bay Hotel and Casino, Inc. ("GBHC"), a wholly owned subsidiary of PCC, owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the operating results to be reported for the full year. The Sands is managed by New Jersey Management, Inc. ("NJMI"), which is also a subsidiary of PCC. The principal executive offices of GBHC are located at the Sands Administrative and Employee Services Complex, 136 South Kentucky Avenue, Atlantic City, New Jersey 08401, telephone (609) 441-4000.

     PCC is also the sole limited partner of Pratt Management, L.P. ("PML"), a limited partnership which, since February 17, 1994, manages a riverboat gaming facility located in Aurora, Illinois (the "Aurora Casino") owned by Hollywood Casino Corporation ("HCC"), PHC's parent. PCC also receives, pursuant to a ten-year consulting agreement, a monthly consulting fee of $100,000 from a subsidiary of HCC which in August 1994 opened a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino"). Debt service on the PRT Funding Notes is funded primarily from management fees earned by NJMI from the Sands, from distributions made to PCC by PML (resulting from fees generated from the management of the Aurora Casino) and from consulting fees earned from the Tunica Casino, supplemented by dividends, if any, received from GBHC.

     The financial statements of PRT Funding and the consolidated financial statements of PCC as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of March 31, 1996, and their results of operations and cash flows for the three month periods ended March 31, 1996 and 1995.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in PRT Funding and PCC's 1995 Annual Report on Form 10-K.

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                                 BALANCE SHEETS

                                     ASSETS
                                  (UNAUDITED)

                                                 MARCH 31,      DECEMBER 31,
                                                    1996            1995
                                                ------------    ------------

Current Assets:
 Cash                                           $  1,114,000    $     18,000
 Interest receivable from affiliates               4,797,000       2,875,000
                                                ------------    ------------

  Total current assets                             5,911,000       2,893,000
                                                ------------    ------------

Notes receivable from affiliates                 100,000,000     100,000,000
                                                ------------    ------------

                                                $105,911,000    $102,893,000
                                                ============    ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Accrued interest payable                       $  5,894,000    $  2,875,000
 Due to affiliates                                    12,000          13,000
                                                ------------    ------------

  Total current liabilities                        5,906,000       2,888,000
                                                ------------    ------------

Long-term debt                                    85,000,000      85,000,000
                                                ------------    ------------

Note payable to affiliate                         15,000,000      15,000,000
                                                ------------    ------------

Shareholder's equity:
 Common stock, $1.00 par value per
  share, 1,000 shares authorized
  and outstanding                                      1,000           1,000
 Retained earnings                                     4,000           4,000
                                                ------------    ------------

  Total shareholder's equity                           5,000           5,000
                                                ------------    ------------

                                                $105,911,000    $102,893,000
                                                ============    ============

           The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                ------------------------
                                                   1996          1995
                                                ----------    ----------

Revenues:
 Interest income                                $3,019,000    $3,019,000
                                                ----------    ----------

Expenses:
 Interest expense                                3,019,000     3,019,000
 General and administrative expenses                     -         3,000
                                                ----------    ----------

Total expenses                                   3,019,000     3,022,000
                                                ----------    ----------

Loss before income taxes                                 -        (3,000)

Income tax provision                                     -             -
                                                ----------    ----------

Net loss                                        $        -    $   (3,000)
                                                ==========    ==========

           The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ---------------------------
                                                      1996            1995
                                                   -----------     -----------
OPERATING ACTIVITIES:
 Net loss                                          $       -       $    (3,000)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Increase in receivable from affiliates            (1,922,000)     (3,019,000)
  Increase in accrued interest payable               3,019,000       3,019,000
  Net change in other current assets
   and liabilities                                      (1,000)          2,000
                                                   -----------     -----------

    Net cash provided by (used in) operating
     activities                                      1,096,000          (1,000)

 Cash at beginning of period                            18,000           1,000
                                                   -----------     -----------

 Cash at end of period                             $ 1,114,000     $       -
                                                   ===========     ===========

           The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION AND OPERATIONS

     PRT Funding Corp. ("PRT Funding"), a Delaware corporation, was incorporated on September 29, 1993. PRT Funding is a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), which is an indirect, wholly owned subsidiary of Pratt Hotel Corporation ("PHC"). Both PCC and PHC are also Delaware corporations. PCC was incorporated in September 1993 and, on February 17, 1994, acquired through capital contributions by its parent, all of the outstanding capital stock of Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). The Sands is managed by New Jersey Management, Inc. ("NJMI"), a New Jersey corporation and also a subsidiary of PCC. Substantially all of PCC's assets are attributable to the Sands. PCC also earns management and consulting fees with respect to gaming facilities owned by Hollywood Casino Corporation ("HCC"), the parent of PHC.

     PRT Funding was formed for the purpose of borrowing $85,000,000 for the benefit of PCC and its affiliates. Administrative services for PRT Funding are provided by other PHC subsidiaries at no charge. The cost of such services is not significant.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 have been prepared by PRT Funding without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PRT Funding as of March 31, 1996 and the results of its operations and cash flows for the three month periods ended March 31, 1996 and 1995.

(2)  LONG-TERM DEBT

     On February 17, 1994, PRT Funding issued $85,000,000 of unsecured senior notes due April 15, 2004 (the "PRT Funding Notes"). Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture to the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with outstanding debt of other PCC subsidiaries. Proceeds of the PRT Funding Notes were loaned to various affiliates of PRT Funding on the same terms.

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes due in February 2005 (the "Junior Subordinated Notes") to HCC, and loaned the proceeds to various affiliates on the same terms. During 1994, HCC assigned $6,262,000 principal amount of the Junior Subordinated Notes to PHC. Interest on the Junior Subordinated Notes accrues at the rate of 14 5/8% per annum and is payable semiannually commencing August 17, 1994, with payment subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes. Because PCC had not met the financial coverage tests, interest was not paid on February 17, 1996. At March 31, 1996, accrued interest of $570,000 and $795,000, respectively, was payable to PHC and HCC. At December 31, 1995, accrued interest of $341,000 and $476,000, respectively, was payable to PHC and HCC. All such amounts are included in interest payable in the accompanying balance sheets.

     No interest was paid during either of the three month periods ended March 31, 1996 and 1995.

(3)  INCOME TAXES

     PRT Funding is included in the consolidated federal income tax return of HCC. Pursuant to agreements between PCC, PHC and HCC, PRT Funding's provision for federal income taxes is calculated as if a separate federal return were filed. There are no timing differences resulting in deferred income taxes. For the three month periods ended March 31, 1996 and 1995, no provision for taxes or payments have been made under the tax allocation agreements. At March 31, 1996 and December 31, 1995, $1,000 is included in due to affiliates on the accompanying balance sheets representing taxes currently payable under the agreements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                  (UNAUDITED)

                                               MARCH 31,        DECEMBER 31,
                                                  1996              1995
                                             --------------    --------------

Current Assets:
 Cash and cash equivalents                   $  20,339,000     $  25,606,000
 Accounts receivable, net of allowances
  of $16,946,000 and $16,494,000,
  respectively                                  11,203,000        11,513,000
 Inventories                                     4,161,000         4,268,000
 Due from affiliates                            12,898,000        10,009,000
 Refundable deposits and other
  current assets                                 5,078,000         4,764,000
                                             -------------     -------------

  Total current assets                          53,679,000        56,160,000
                                             -------------     -------------

Investment in Limited Partnership                1,990,000         2,017,000
                                             -------------     -------------

Property and Equipment:
 Land                                           37,807,000        37,807,000
 Buildings and improvements                    185,404,000       185,077,000
 Operating equipment                            88,346,000        87,491,000
 Construction in progress                        2,260,000         2,310,000
                                             -------------     -------------

                                               313,817,000       312,685,000
  Less - accumulated depreciation and
  amortization                                (149,814,000)     (145,244,000)
                                             -------------     -------------

  Net property and equipment                   164,003,000       167,441,000
                                             -------------     -------------

Other Assets:
 Obligatory investments                          5,122,000         5,521,000
 Due from affiliates                            13,960,000        13,681,000
 Deferred financing costs                        8,455,000         8,730,000
 Other assets                                    4,220,000         3,390,000
                                             -------------     -------------

  Total other assets                            31,757,000        31,322,000
                                             -------------     -------------

                                             $ 251,429,000     $ 256,940,000
                                             =============     =============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S DEFICIT
                                  (UNAUDITED)

                                               MARCH 31,       DECEMBER 31,
                                                 1996              1995
                                             -------------     -------------

Current Liabilities:
 Current maturities of long-term debt        $     11,000      $     11,000
 Short-term credit facilities                   2,000,000               -
 Accounts payable                               8,901,000         8,444,000
 Accrued liabilities -
  Salaries and wages                            3,709,000         4,187,000
  Interest                                     10,165,000        12,159,000
  Insurance                                     2,610,000         2,336,000
  Other                                        10,026,000         8,885,000
 Due to affiliates                                767,000           999,000
 Other                                          2,763,000         3,498,000
                                             ------------      ------------

  Total current liabilities                    40,952,000        40,519,000
                                             ------------      ------------

Long-Term Debt                                285,439,000       285,442,000
                                             ------------      ------------

Other Noncurrent Liabilities                    2,495,000         2,390,000
                                             ------------      ------------

Commitments and Contingencies

Shareholder's Deficit:
 Common stock $1.00 par value per share,
  1,000 shares authorized and outstanding           1,000             1,000
 Accumulated deficit                          (77,458,000)      (71,412,000)
                                             ------------      ------------

  Total shareholder's deficit                 (77,457,000)      (71,411,000)
                                             ------------      ------------

                                             $251,429,000      $256,940,000
                                             ============      ============

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                           -----------------------------
                                               1996             1995
                                           ------------     ------------

Revenues:
 Casino                                    $57,605,000      $63,876,000
 Rooms                                       2,135,000        2,219,000
 Food and beverage                           8,524,000        7,247,000
 Other                                       1,854,000          924,000
                                           -----------      -----------

                                            70,118,000       74,266,000
 Less - promotional allowances              (7,119,000)      (6,130,000)
                                           -----------      -----------

  Net revenues                              62,999,000       68,136,000
                                           -----------      -----------

Expenses:
 Casino                                     53,113,000       49,738,000
 Rooms                                         310,000          575,000
 Food and beverage                           2,394,000        2,012,000
 Other                                         740,000          799,000
 General and administrative                  5,457,000        6,518,000
 Depreciation and amortization               5,197,000        5,050,000
                                           -----------      -----------

  Total expenses                            67,211,000       64,692,000
                                           -----------      -----------

(Loss) income from operations               (4,212,000)       3,444,000
                                           -----------      -----------

Non-operating income (expense):
 Interest income                               472,000          424,000
 Interest expense                           (7,972,000)      (7,917,000)
 Equity in earnings of limited
  partnership                                2,012,000        1,835,000
                                           -----------      -----------

  Total non-operating expense, net          (5,488,000)      (5,658,000)
                                           -----------      -----------

Loss before income taxes                    (9,700,000)      (2,214,000)
 Income tax benefit                          3,654,000          539,000
                                           -----------      -----------

Net loss                                   $(6,046,000)     $(1,675,000)
                                           ===========      ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                      --------------------------
                                                         1996           1995
                                                      ------------  ------------
OPERATING ACTIVITIES:
 Net loss                                             $(6,046,000)  $(1,675,000)
 Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
  Depreciation and amortization                         5,197,000     5,050,000
  Provision for doubtful accounts                         567,000       805,000
  Equity in earnings of limited partnership            (2,012,000)   (1,835,000)
  Dividends received from limited partnership           2,039,000     2,009,000
  Deferred income tax benefit                            (293,000)     (531,000)
  (Increase) decrease in accounts receivable             (257,000)      156,000
  Decrease in accounts payable and other
   accrued liabilities                                   (503,000)   (2,453,000)
  Net change in other current assets and
   liabilities                                         (3,766,000)     (382,000)
  Net change in other noncurrent assets and
   liabilities                                           (298,000)     (178,000)
                                                      -----------   -----------

   Net cash (used in) provided by operating
    activities                                         (5,372,000)      966,000
                                                      -----------   -----------

INVESTING ACTIVITIES:
 Net property and equipment additions                  (1,130,000)   (3,330,000)
 Obligatory investments                                  (762,000)     (652,000)
                                                      -----------   -----------

  Net cash used in investing activities                (1,892,000)   (3,982,000)
                                                      -----------   -----------

FINANCING ACTIVITIES:
 Borrowings on short-term credit facilities             2,000,000             -
 Repayments of long-term debt                              (3,000)       (3,000)
                                                      -----------   -----------

  Net cash provided by (used in) financing
   activities                                           1,997,000        (3,000)
                                                      -----------   -----------

  Net decrease in cash and cash equivalents            (5,267,000)   (3,019,000)
   Cash and cash equivalents at beginning of period    25,606,000    25,457,000
                                                      -----------   -----------

   Cash and cash equivalents at end of period         $20,339,000   $22,438,000
                                                      ===========   ===========

    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     Pratt Casino Corporation ("PCC") is a Delaware corporation and a wholly owned subsidiary of PPI Corporation, a New Jersey corporation and a wholly owned subsidiary of Pratt Hotel Corporation ("PHC"). On February 17, 1994, PCC acquired, through capital contributions by its parent, all of the outstanding stock of Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). The Sands is managed by New Jersey Management, Inc. ("NJMI") which also became a wholly owned subsidiary of PCC through a capital contribution by its parent. Substantially all of PCC's assets are attributable to the Sands. PCC also earns management and consulting fees with respect to gaming facilities owned by Hollywood Casino Corporation ("HCC"), the parent of PHC.

     GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of PCC, was incorporated on September 29, 1993 for the purpose of borrowing funds through the issuance of $185,000,000 of ten-year, nonrecourse first mortgage notes for the benefit of GBHC. PRT Funding Corp. ("PRT Funding"), also a Delaware corporation and a wholly owned subsidiary of PCC, was incorporated on September 29, 1993 for the purpose of borrowing funds through the issuance of $85,000,000 of unsecured notes for the benefit of PCC and its affiliates. GB Property Funding and PRT Funding completed their respective debt offerings on February 17, 1994 and the proceeds were loaned to various affiliates (see Note 3).

     The accompanying consolidated financial statements include the accounts and operations of PCC, NJMI and GBHC; all significant intercompany balances and transactions have been eliminated.

     PCC estimates that a significant amount of the Sands' revenues are derived from patrons living in southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue in the future.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     PCC is self insured for a portion of its general liability insurance, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, PCC's ultimate liability may differ from the amounts accrued.

     During the fourth quarter of 1995, PCC adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets") ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, PCC does not believe that any material impairment currently exists related to its long-lived assets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)



     The consolidated financial statements as of March 31, 1996 and for the three month periods ended March 31, 1996 and 1995 have been prepared by PCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PCC as of March 31, 1996 and the results of its operations and cash flows for the three month periods ended March 31, 1996 and 1995.

(2)  SHORT-TERM CREDIT FACILITIES

     GBHC is presently renegotiating a bank line of credit in the amount of $5,000,000 which expired on April 30, 1996. As of March 31, 1996, $2,000,000 was outstanding under the line of credit; no such borrowings were outstanding as of December 31, 1995. Borrowings under the line of credit are guaranteed to the extent of $2,000,000 by PCC.

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of PCC's assets are pledged in connection with long-term indebtedness of its subsidiaries. Additionally, certain of the indentures for indebtedness of PCC's subsidiaries contain cross-default provisions.

                                                     MARCH 31,    DECEMBER 31,
                                                       1996           1995
                                                   -------------  -------------

10 7/8% first mortgage notes, due 2004 (a)         $185,000,000   $185,000,000
11 5/8% senior notes, due 2004 (b)                   85,000,000     85,000,000
14 5/8% junior subordinated notes, due 2005 (c)      15,000,000     15,000,000
Other                                                   450,000        453,000
                                                   ------------   ------------

   Total indebtedness                               285,450,000    285,453,000
 Less - current maturities                              (11,000)       (11,000)
                                                   ------------   ------------

   Total long-term debt                            $285,439,000   $285,442,000
                                                   ============   ============

- - -----------------------
(a) On February 17, 1994, GB Property Funding issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") and collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 will become due on each interest payment date. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

     The indenture for the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PHC to pay dividends to PHC, to merge, consolidate

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


     or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture requires the maintenance of certain cash balances and, commencing in 1994, requires that a minimum of $7,000,000 be expended for property and fixture renewals, replacements and betterments at the Sands, subject to increases of five percent per annum thereafter. The indenture also contains certain cross-default provisions with the indenture to the PRT Funding Notes described in (b) below.

(b) On February 17, 1994, PRT Funding issued $85,000,000 of unsecured senior notes due April 15, 2004 (the "PRT Funding Notes"). Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with the indenture to the 10 7/8% First Mortgage Notes described in (a) above.

(c) On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes") to HCC. During 1994, HCC assigned $6,262,000 principal amount of the Junior Subordinated Notes to PHC. The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes, is payable semiannually commencing August 17, 1994. Because PCC had not met the financial coverage tests, interest was not paid on February 17, 1996.

     Scheduled payments of long-term debt as of March 31, 1996 are set forth below:

               1996 (9 months)                      $      8,000
               1997                                    2,512,000
               1998                                    5,013,000
               1999                                    5,014,000
               2000                                    5,015,000
               Thereafter                            267,888,000
                                                    ------------

                Total                               $285,450,000
                                                    ============

     Interest paid amounted to $10,118,000 and $10,082,000, respectively, for the three month periods ended March 31, 1996 and 1995.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


(4)    INCOME TAXES

       Components of the income tax benefit consisted of the following:

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    ---------------------
                                                      1996         1995
                                                    ----------  ----------
Benefit in lieu of federal income taxes:
   Current                                          $2,580,000  $    6,000
   Deferred                                            226,000     404,000
State income tax benefit:
   Current                                             781,000       2,000
   Deferred                                             67,000     127,000
                                                    ----------  ----------

                                                    $3,654,000  $  539,000
                                                    ==========  ==========

     PCC is included in HCC's consolidated federal income tax return.
Pursuant to tax allocation agreements, PCC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. No federal or state tax payments were made during the three month periods ended March 31, 1996 and 1995. The payment of GBHC's taxes in accordance with the tax allocation agreements is subject to the approval of the New Jersey Casino Control Commission.

     Federal and state income tax provisions or benefits are based upon the estimates of the results of operations for the current annual period and reflect the nondeductibility for income tax purposes of certain items, including certain amortization, meal and entertainment and other expenses.

     Deferred income taxes result primarily from the use of the allowance method rather than the direct write-off method for doubtful accounts, the use of accelerated methods of depreciation for federal and state income tax purposes and differences in the timing of deductions taken between tax and financial reporting purposes for contributions of and adjustments to the carrying value of certain investment obligations and for vacation and other accruals.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)


     The components of the net deferred tax asset as of March 31, 1996 and December 31, 1995 were as follows:


                                           MARCH 31,      DECEMBER 31,
                                              1996            1995
                                          -----------     ------------

Deferred tax assets:
 Allowance for doubtful accounts          $ 6,883,000      $ 6,829,000
 Other liabilities and accruals             2,369,000        2,149,000
 Other                                      1,227,000        1,377,000
                                          -----------      -----------

  Total deferred tax assets                10,479,000       10,355,000
                                          -----------      -----------

Deferred tax liabilities:
 Depreciation and amortization             (8,509,000)      (8,679,000)
 Other                                       (597,000)        (596,000)
                                          -----------      -----------

  Total deferred tax liabilities           (9,106,000)      (9,275,000)
                                          -----------      -----------

Net deferred tax asset                    $ 1,373,000      $ 1,080,000
                                          ===========      ===========

     Statement of Financial Accounting Standards No. 109, "Accounting for
Income Taxes" ("SFAS 109") requires that the tax benefit of deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. The net deferred tax asset has been reflected in the accompanying balance sheets at March 31, 1996 and December 31, 1995 with no reduction for valuation allowances as management believes that it is more likely than not that future earnings will be sufficient to utilize such tax benefits.

     Receivables from and payables to affiliates in connection with the aforementioned tax allocation agreements were as follows:


                                           MARCH 31,       DECEMBER 31,
                                              1996             1995
                                          -----------      ------------

Due from affiliates - current             $12,070,000       $9,310,000
Due from affiliates - noncurrent            5,948,000        5,903,000
Due to affiliate - current                   (129,000)        (129,000)

     Included in current due from affiliate at March 31, 1996 and December 31, 1995 are net current federal taxes receivable under the tax allocation agreements of $5,810,000 and $3,229,000, respectively, with the balance representing current deferred federal taxes receivable.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)



(5)  TRANSACTIONS WITH RELATED PARTIES

     GBHC licenses the trade name "Sands" from PHC, which licenses the name from an unaffiliated third party. Amounts payable by the Sands under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $61,000 and $66,000, respectively, for the three month periods ended March 31, 1996 and 1995.

     HWCC - Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, owns and operates a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino") which commenced operations in August 1994. Pursuant to a ten-year consulting agreement with HCT, PCC receives monthly consulting fees of $100,000. Such fees amounted $300,000 for each of the three month periods ended March 31, 1996 and 1995.

     PCC has, from time to time, advanced monies to PHC or certain of its subsidiaries and PHC or certain of its subsidiaries have advanced monies to PCC primarily for working capital purposes. Subsidiaries of PCC have also periodically entered into short-term borrowing arrangements with affiliated companies in connection with various construction projects. An advance to a PHC subsidiary in the amount of $5,672,000 was outstanding as of March 31, 1996 and December 31, 1995. All such related party advances bear interest at the rate of 16.5% per annum. Interest income (expense) incurred with respect to affiliate advances and borrowings is as follows:

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                ----------------------
                                                   1996        1995
                                                ----------  ----------

Net advances                                    $ 234,000   $ 234,000
Junior Subordinated Notes (Note 3)               (548,000)   (548,000)

     Interest receivable on affiliate advances, included in amounts due from affiliates in the accompanying consolidated balance sheets at March 31, 1996 and December 31, 1995 was $2,340,000 and $2,106,000, respectively.
Interest accrued on the Junior Subordinated Notes of $1,365,000 ($570,000 due to PHC and $795,000 due to HCC) and $817,000 ($341,000 due to PHC and $476,000 due
to HCC) is included in interest payable on the accompanying consolidated balance sheets at March 31, 1996 and December 31, 1995, respectively.

     From time to time, PCC and its subsidiaries perform certain services for HCC and its subsidiaries and invoice those companies for PCC's cost of providing those services. Similarly, PCC and its subsidiaries are charged for certain legal, accounting and other expenses incurred by HCC and its subsidiaries that relate to PCC's business. Such affiliate transactions are summarized below:

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                        ------------------------
                                            1996         1995
                                        ------------  ----------

Billings to affiliates                  $   927,000   $ 631,000
Charges from affiliates                 $(1,075,000)  $(619,000)

(6)  INVESTMENT IN LIMITED PARTNERSHIP

     During February 1994, PCC acquired a limited partnership interest in Pratt Management, L.P. ("PML"), a limited partnership which, since February 17, 1994, has managed a riverboat gaming and entertainment complex owned by HCC and located in Aurora, Illinois (the "Aurora Casino"). PML earned management fees amounting to $2,943,000 and $2,629,000, respectively, during the three month periods ended March 31, 1996 and 1995. PML also incurred operating and other expenses amounting to $661,000 and $526,000, respectively, during the three month periods ended March 31, 1996 and 1995. PPI Corporation is the general partner of PML. In accordance with certain terms of the Partnership Agreement, PCC, as limited partner, receives 1% of the first $84,000 of net income earned by the partnership each month and 99% of any net income earned above such amount, with all remaining income distributed to PPI Corporation.

(7)  LITIGATION

     PCC's subsidiaries are parties in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact upon the consolidated financial position or results of operations of PCC and its subsidiaries. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of such uncertainties.

(8)  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 consolidated financial statement presentation.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     GENERAL

     The Sands sustained a loss from operations, exclusive of management fees paid to NJMI, of $4.1 million for the three month period ended March 31, 1996 compared to income from operations of $3.8 million reported for the 1995 period. Operating results were adversely affected by record winter snowstorms in January, two additional weekend snowstorms in February and the advent of both unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share. These factors, together with declines in both the table games and slot hold percentages, combined to produce a 7.6% decline in net revenues (from $67.8 million in 1995 to $62.7 million in 1996). In addition, marketing and advertising costs increased by $2.7 million (16.8%) during the first quarter of 1996 compared to the same period of 1995 in response to competitive pressures.

     As a result of the foregoing, PCC experienced a loss from operations of $4.2 million for the three month period ended March 31, 1996 as compared to income from operations of $3.4 million during the same period of 1995.

     Distributions received from PML amounted to $2 million during the first quarter of 1996, approximating PCC's equity in PML's earnings; distributions from PML are paid in arrears. Management fees earned by PML during the three month period ended March 31, 1996 were $314,000 more than those earned during the 1995 period primarily due to improved operating results subsequent to the 1995 expansion of one of the Aurora Casino's two riverboats. In addition, PCC received $300,000 with respect to its consulting agreement with the Tunica Casino.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                           ---------------------------
                                               1996          1995
                                           ------------  -------------
                                        (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                                 $ 20,175      $ 22,961
 Slot machines                                 36,441        39,737
 Other (1)                                        989         1,178
                                             --------      --------

  Total                                      $ 57,605      $ 63,876
                                             ========      ========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                                 $134,388      $142,588
                                             ========      ========

 Hold Percentages: (3)
  Sands                                          15.0%         16.1%
  Atlantic City Casino
   Gaming Industry                               16.5%         15.9%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)                               $439,380      $469,817
                                             ========      ========

 Hold Percentage:(3)
  Sands (4)                                       8.3%          8.5%

____________________________

(1) Consists of revenues from poker ($651,000 and $841,000, respectively, for the three month periods ended March 31, 1996 and 1995) and simulcast horse racing wagering ($338,000 and $337,000, respectively, for the three month periods ended March 31, 1996 and 1995).

(2) Gross wagering consists of the total value of chips purchased for table games (excluding poker) and keno wagering (collectively, the "drop") and coins wagered in slot machines ("handle").

(3) Casino revenues consist of the portion of gross wagering that a casino retains and, as a percentage of gross wagering, is referred to as the "hold percentage".

(4) The Sands' hold percentage with respect to slot machines is reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


     Table games drop at the Sands declined $8.2 million (5.8%) during the three month period ended March 31, 1996 compared with the same period of 1995. The Sands' decrease compares with an increase of 3.6% in table drop for all other Atlantic City casinos during the same period. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 8.2% during the three month period ended March 31, 1996 from 9% during the same period of 1995. The Sands' table game drop decrease is largely attributable to an increase in competitive pressures in the rated table market segment, of which a significant portion is in the "high end" and mid-market segments.

     Slot machine handle decreased $30.4 million (6.5%) during the three month period ended March 31, 1996 compared with the same period of 1995. The Sands' decrease in slot machine handle compares with a 7.5% increase in handle for all other Atlantic City casinos. The decrease experienced by the Sands is a result of the same competitive pressures resulting from casino expansions and aggressive marketing campaigns at other properties as discussed above with respect to table games, particularly in the "high-end" slot segment. The Sands' average number of slot machines increased 1.2% during the first quarter of 1996 compared to an increase of 7.4% for all other Atlantic City casinos. The greater percentage increase in the number of slot machines for other Atlantic City casinos reflects, in part, expansions of certain facilities during the first quarter of 1996, which resulted in an overall increase of approximately 33,000 square feet of casino space in Atlantic City compared to the 1995 first quarter.

     The Sands' decrease in table games drop and slot machine handle also reflects, in part, a return to pre-expansion market shares. The Sands increased the size of its casino in 1994 and posted higher than industry increases in casino wagering during the last half of 1994 and early 1995. During the first quarter of 1995, for example, the Sands' increases in table games drop and slot machine handle over the same period of 1994 were 16.8% and 33.5%, respectively, compared with increases of 5.1% and 25%, respectively, for all other Atlantic City casinos. The Sands' table game market share increased to 9% in the first quarter of 1995 from 8.1% in the first quarter of 1994. As other casinos complete new expansions, the Sands' previous market share gains are being offset.

     REVENUES

     Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased by $6.3 million (9.8%) for the three month period ended March 31, 1996 compared with the same period of 1995. Casino revenues were negatively impacted by the loss of market share as discussed previously and by decreases in both the table games and slot machine hold percentages at the Sands during the 1996 period compared to the 1995 period.

     Rooms revenue did not change significantly during the three month period ended March 31, 1996 compared with 1995. Food and beverage revenues increased $1.3 million (17.6%) for the three month period ended March 31, 1996 compared with the prior year period primarily as a result of the opening of the Epic Buffet during the third quarter of 1995. Other revenues increased $930,000 (100.6%) during the three month period ended March 31, 1996 compared to the 1995 period as a result of an increase in theater entertainment revenue at the Sands.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 58.3% during the three month period ended March 31, 1996 from 60.8% during the first quarter of 1995. Such decrease is primarily attributable to an increase in other types of marketing programs not associated with promotional allowances being used in lieu of complimentaries.

     DEPARTMENTAL EXPENSES

     Casino expenses at the Sands increased $3.4 million (6.8%) during the three month period ended March 31, 1996 compared with 1995. This increase is primarily due to increased costs with respect to marketing activities, which resulted in higher allocations of rooms, food and beverage and other expenses to casino expense.

     Rooms expense decreased $265,000 (46.1%) during the first quarter of 1996 as compared to the first quarter of 1995 primarily due to increased allocation of rooms expense to casino expense as a result of an increase in casino marketing activities relating to rooms. Decreased payroll expenses resulting from an overall decline in occupancy during the first quarter of 1996 as compared to 1995 also contributed to the reduction in rooms expense. Food and beverage expense increased by $382,000 (19%) during the three month period ended March 31, 1996 compared to the same period in 1995. Increased costs associated with the Epic Buffet were partially offset by increases in food and beverage marketing programs, the costs of which are allocated to the casino department. Other expenses decreased $59,000 (7.4%) during the three month period ended March 31, 1996 compared with 1995 as increases in costs related to theater entertainment were offset by increased allocations to the casino department.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased by approximately $1.1 million (16.3%) during the three month period ended March 31, 1996 compared to the 1995 period primarily due to decreases in legal expenses at the Sands and payroll costs associated with NJMI's management of the Sands.

     INTEREST

     Interest income increased $48,000 (11.3%) during the three month period ended March 31, 1996 compared with the same period of 1995 due primarily to additional interest earned on temporary cash investments and investments with the Casino Reinvestment Development Authority ("CRDA") (see "Liquidity and Capital Resources - Capital Expenditures and Obligatory Investments"). Interest expense did not change significantly during the three month period ended March 31, 1996 compared to the prior year first quarter.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

     EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

     Effective February 17, 1994, PCC acquired a limited partnership interest in PML, a limited partnership in which PPI Corporation is the general partner and PCC is the limited partner; PML earns management fees from the operation of the Aurora Casino. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to PPI Corporation. PCC's equity in the earnings of PML increased slightly (9.6%) to $2 million during the first quarter of 1996 from $1.8 million in 1995.

     INCOME TAX PROVISION

     PCC is included in HCC's consolidated federal income tax return. Pursuant to agreements between PCC, PHC and HCC, PCC's provision for federal income taxes is based on the amount of tax which would have been provided if a separate return were filed.

     INFLATION

     Management believes that in the near term, modest inflation, together with increasing competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs.

     SEASONALITY

     Historically, the Sands' operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of PCC's operations for the first and fourth quarters are traditionally less profitable than the other quarters of the fiscal year. Furthermore, the Aurora Casino has also experienced seasonality, but to a lesser degree than the Sands, and, as a result, the management fees earned have fluctuated with such seasonality. In addition, the Sands' and the Aurora Casino's operations may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect PCC's casino revenues and profitability.

LIQUIDITY AND CAPITAL RESOURCES

     PCC's principal activities and resulting sources of liquidity and capital resources include the operations of the Sands, management of the Aurora Casino through PML, and consulting fees for services provided to the Tunica Casino. The Sands' earnings before depreciation, interest, amortization, taxes and intercompany management fees have been sufficient to meet debt service obligations (other than certain maturities of principal that have been refinanced) and to fund a substantial portion of its capital expenditures. The Sands has also used short-term borrowings to fund seasonal cash needs and has used long-term borrowings for certain capital projects.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


     OPERATING ACTIVITIES

     At March 31, 1996, PCC had consolidated cash and cash equivalents of $20.3 million. Dividends, tax sharing payments and certain other transfers of cash from the Sands to PCC or other affiliates of the Sands are restricted by provisions to the indenture for the 10 7/8% First Mortgage Notes or are subject to the approval of the New Jersey Casino Control Commission. During the three month period ended March 31, 1996, net cash used in operating activities was $5.4 million compared with cash provided by operating activities of $1 million during the same period of 1995. The change in net cash from operating activities compared to 1995 resulted from a $6.4 million decline in cash flow generated by the Sands. PCC utilized short-term borrowings during the three month period ended March 31, 1996 to meet its operating needs, to fund capital additions of $1.1 million and to make obligatory investments of $762,000.

     FINANCING ACTIVITIES

     During February 1994, PHC completed the refinancing of virtually all of its casino-related outstanding debt (the "PHC Recapitalization"). The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% PRT Funding Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance the Sands' first mortgage and other indebtedness scheduled to mature in 1994 and to provide partial funding for an expansion of gaming space at the Sands. As part of the PHC Recapitalization, a subsidiary of PCC also issued $15 million of 14 5/8% junior subordinated notes due in 2005 to HCC; the subsidiary loaned $10 million of such proceeds to GBHC on the same terms. During 1994, HCC assigned $6.3 million principal amount of the junior subordinated notes to PHC. Interest on this subordinated affiliate debt is payable semiannually commencing August 17, 1994, with payment subject to meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes. Because PCC had not met the financial coverage tests, interest was not paid on February 17, 1996.

     GBHC is presently renegotiating a $5 million bank line of credit which expired on April 30, 1996. As of March 31, 1996, $2 million was outstanding under the line of credit.

     Scheduled maturities of long-term debt during the remainder of 1996 are $8,000.

     CAPITAL EXPENDITURES AND OBLIGATORY INVESTMENTS

     Capital expenditures at the Sands during the three month period ended March 31, 1996 amounted to approximately $1.1 million and management anticipates capital expenditures during the remainder of 1996 will be approximately $5 million. Projects currently planned during 1996 include substantial upgrades and improvements to all rooms at the Sands, including its higher-end suite product, and the purchase of additional gaming equipment.

     The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


mandated investments made by casino licensees. Deposit requirements for the first quarter of 1996 totaled $762,000 and are anticipated to be approximately $2.6 million during the remainder of 1996.

     SUMMARY

     Management anticipates that PCC's funding requirements for the next 12 months will be substantially met by (i) existing cash, (ii) cash generated by the Sands' operations, (iii) net cash flows from management fees (after related expenses) from the Aurora Casino by virtue of PCC's limited partnership interest in PML (iv) consulting fees from the Tunica Casino and (v) borrowings from a bank line of credit or from affiliates.

PART II:  OTHER INFORMATION
- - ---------------------------

     The Registrants did not file any reports on Form 8-K during the quarter ended March 31, 1996. The Registrants filed their Annual Report on Form 10-K for the year ended December 31, 1995 with the Securities and Exchange Commission on March 29, 1996.

SIGNATURES
- - ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                    PRT FUNDING CORP.
                                               PRATT CASINO CORPORATION
                                               ------------------------
                                                     Registrants

Date:         May 13, 1996                  By:  /s/    John C. Hull
       ------------------------                 ------------------------------
                                                        John C. Hull
                                                 Principal Accounting Officer