Form 10-Q
period 1996-06-30
PRT FUNDING CORP; PRATT CASINO CORP
filed 1996-08-13
CIK 912897, 912928

                      SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 1996
                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------     ---------------

Commission file number         33-69768
                               --------


                               PRT FUNDING CORP.
                           PRATT CASINO CORPORATION
                           ------------------------
          (Exact name of each Registrant as specified in its charter)


             DELAWARE                                       75-2502289
             DELAWARE                                       75-2502292
- -----------------------------------                       --------------
 (States or other jurisdictions of                       (I.R.S. Employer
 incorporation or organization)                          Identification No.'s)

 TWO GALLERIA TOWER, SUITE 2200
    13455 NOEL ROAD, LB 48
         DALLAS, TEXAS                                         75240
- ------------------------------------                        -----------
 (Address of principal executive offices)                   (Zip Code)

(Registrants' telephone number, including area code):      (214) 386-9777
                                                           --------------

                               (NOT APPLICABLE)
                               ----------------
                (Former name, former address, and former fiscal
                     year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        YES  X         NO
                                                         ------        ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


      REGISTRANT                   CLASS                 OUTSTANDING AT AUGUST 12, 1996
- ------------------------  -----------------------------  ------------------------------
   PRT Funding Corp.      Common Stock, $1.00 par value          1,000 shares
Pratt Casino Corporation  Common Stock, $1.00 par value          1,000 shares

Each of the Registrants meets the conditions set forth in General Instruction
(H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                               PRT FUNDING CORP.
                           PRATT CASINO CORPORATION


PART 1: FINANCIAL INFORMATION
- -----------------------------

INTRODUCTORY NOTES TO FINANCIAL STATEMENTS
- ------------------------------------------

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

     Greate Bay Hotel and Casino, Inc. ("GBHC"), a wholly owned subsidiary of PCC, owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the operating results to be reported for the full year. The Sands is managed by New Jersey Management, Inc. ("NJMI"), which is also a subsidiary of PCC. The principal executive offices of GBHC are located at the Sands Administrative and Employee Services Complex, 136 South Kentucky Avenue, Atlantic City, New Jersey 08401, telephone
(609) 441-4000.

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

     The financial statements of PRT Funding and the consolidated financial statements of PCC as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of June 30, 1996, their results of operations for the three and six month periods ended June 30, 1996 and 1995 and their cash flows for the six month periods ended June 30, 1996 and 1995.

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

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                                BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS


                                          JUNE 30,    DECEMBER 31,
                                            1996          1995
                                        ------------  ------------

Current Assets:
 Cash                                   $  1,117,000  $     18,000
 Interest receivable from affiliates       2,875,000     2,875,000
                                        ------------  ------------

    Total current assets                   3,992,000     2,893,000
                                        ------------  ------------

Notes receivable from affiliates         100,000,000   100,000,000
                                        ------------  ------------

                                        $103,992,000  $102,893,000
                                        ============  ============

                     LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Accrued interest payable               $  3,972,000  $  2,875,000
 Due to affiliates                            13,000        13,000
                                        ------------  ------------

    Total current liabilities              3,985,000     2,888,000
                                        ------------  ------------

Long-term debt                            85,000,000    85,000,000
                                        ------------  ------------

Notes payable to affiliates               15,000,000    15,000,000
                                        ------------  ------------

Shareholder's equity:
 Common stock, $1.00 par value per
  share, 1,000 shares authorized
  and outstanding                              1,000         1,000
 Retained earnings                             6,000         4,000
                                        ------------  ------------

  Total shareholder's equity                   7,000         5,000
                                        ------------  ------------

                                        $103,992,000  $102,893,000
                                        ============  ============




           The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                     THREE MONTHS ENDED
                                          JUNE 30,
                                ------------------------------
                                   1996                1995
                                ----------          ----------

Revenues:
 Interest income                $3,021,000          $3,019,000

Expenses:
 Interest expense                3,019,000           3,019,000
                                ----------          ----------

Income before income taxes           2,000                   -
Income tax provision                     -                   -
                                ----------          ----------

Net income                      $    2,000          $        -
                                ==========          ==========




           The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                             SIX MONTHS ENDED
                                                  JUNE 30,
                                        -----------------------------
                                           1996               1995
                                        ---------          ----------

Revenues:
 Interest income                        $6,040,000         $6,038,000
                                        ----------         ----------

Expenses:
 Interest expense                        6,038,000          6,038,000
 General and administrative expenses             -              3,000
                                        ----------         ----------

  Total expenses                         6,038,000          6,041,000
                                        ----------         ----------

Income (loss) before income taxes            2,000             (3,000)

Income tax provision                             -                  -
                                        ----------         ----------

Net income (loss)                       $    2,000         $   (3,000)
                                        ==========         ==========




           The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         SIX MONTHS ENDED
                                                               JUNE 30,
                                                    -----------------------------
                                                       1996               1995
                                                    ----------         ----------

OPERATING ACTIVITIES:
  Net income (loss)                                 $    2,000         $   (3,000)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Decrease in receivable from affiliates                   -          1,097,000
    Increase in accrued interest payable             1,097,000             97,000
    Net change in other current assets
      and liabilities                                        -              2,000
                                                    ----------         ----------

      Net cash provided by operating activities      1,099,000          1,193,000

  Cash at beginning of period                           18,000              1,000
                                                    ----------         ----------

  Cash at end of period                             $1,117,000         $1,194,000
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

     The financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 have been prepared by PRT Funding without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PRT Funding as of June 30, 1996, the results of its operations for the three and six month periods ended June 30, 1996 and 1995 and its cash flows for the six month periods ended June 30, 1996 and 1995.

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

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes due in February 2005 (the "Junior Subordinated Notes") to HCC, and loaned the proceeds to various affiliates on the same terms. During 1994, HCC assigned $6,262,000 principal amount of the Junior Subordinated Notes to PHC. Interest on the Junior Subordinated Notes accrues at the rate of 14 5/8% per annum and is payable semiannually commencing August 17, 1994, with payment subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes. Because PCC had not met the financial coverage tests, interest was not paid on February 17, 1996. At June 30, 1996, accrued interest of $800,000 and $1,114,000, respectively, was payable to PHC and HCC. At December 31, 1995, accrued interest of $341,000 and $476,000, respectively, was payable to PHC and HCC. All such amounts are included in interest payable in the accompanying balance sheets.

     Interest paid amounted to $4,941,000 and $5,941,000, respectively, during the six month periods ended June 30, 1996 and 1995.

(3)  INCOME TAXES

     PRT Funding is included in the consolidated federal income tax return of HCC. Pursuant to agreements between PCC, PHC and HCC, PRT Funding's provision for federal income taxes is calculated as if a separate federal return were filed. There are no timing differences resulting in deferred income taxes. For the three and six month periods ended June 30, 1996 and 1995, no provision for taxes or payments have been made under the tax allocation agreements. At both June 30, 1996 and December 31, 1995, $1,000 is included in due to affiliates on the accompanying balance sheets representing taxes currently payable under the agreements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS


                                              JUNE 30,      DECEMBER 31,
                                                1996            1995
                                           -------------   -------------

Current Assets:
 Cash and cash equivalents                 $  20,036,000   $  25,606,000
 Accounts receivable, net of allowances
  of $15,756,000 and $16,494,000,
  respectively                                 9,971,000      11,513,000
 Inventories                                   3,997,000       4,268,000
 Due from affiliates                           3,245,000      10,009,000
 Refundable deposits and other
  current assets                               4,156,000       4,764,000
                                           -------------   -------------

  Total current assets                        41,405,000      56,160,000
                                           -------------   -------------

Investment in Limited Partnership                742,000       2,017,000
                                           -------------   -------------

Property and Equipment:
 Land                                         37,807,000      37,807,000
 Buildings and improvements                  185,508,000     185,077,000
 Operating equipment                          88,558,000      87,491,000
 Construction in progress                      3,288,000       2,310,000
                                           -------------   -------------

                                             315,161,000     312,685,000
  Less - accumulated depreciation and
  amortization                              (153,326,000)   (145,244,000)
                                           -------------   -------------

  Net property and equipment                 161,835,000     167,441,000
                                           -------------   -------------

Other Assets:
 Obligatory investments                        5,565,000       5,521,000
 Due from affiliates                          16,874,000      13,681,000
 Deferred financing costs                      8,184,000       8,730,000
 Other assets                                  4,370,000       3,390,000
                                           -------------   -------------

  Total other assets                          34,993,000      31,322,000
                                           -------------   -------------

                                           $ 238,975,000   $ 256,940,000
                                           =============   =============




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDER'S DEFICIT



                                               JUNE 30,     DECEMBER 31,
                                                 1996           1995
                                             ------------   ------------

Current Liabilities:
 Current maturities of long-term debt        $     11,000   $     11,000
 Short-term credit facilities                   2,000,000              -
 Accounts payable                               8,909,000      8,444,000
 Accrued liabilities -
  Salaries and wages                            3,696,000      4,187,000
  Interest                                     13,264,000     12,159,000
  Insurance                                     2,788,000      2,336,000
  Other                                        11,037,000      8,885,000
 Due to affiliates                                901,000        999,000
 Other                                          2,760,000      3,498,000
                                             ------------   ------------

  Total current liabilities                    45,366,000     40,519,000
                                             ------------   ------------

Long-Term Debt                                285,437,000    285,442,000
                                             ------------   ------------

Other Noncurrent Liabilities                    1,553,000      2,390,000
                                             ------------   ------------

Commitments and Contingencies

Shareholder's Deficit:
 Common stock $1.00 par value per share,
  1,000 shares authorized and outstanding           1,000          1,000
 Accumulated deficit                          (93,382,000)   (71,412,000)
                                             ------------   ------------

  Total shareholder's deficit                 (93,381,000)   (71,411,000)
                                             ------------   ------------

                                             $238,975,000   $256,940,000
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                                 JUNE 30,
                                        ---------------------------
                                            1996            1995
                                        -----------     -----------
Revenues:
  Casino                                $65,310,000     $66,460,000
  Rooms                                   2,254,000       2,451,000
  Food and beverage                       8,787,000       7,347,000
  Other                                   1,456,000       1,030,000
                                        -----------     -----------

                                         77,807,000      77,288,000
  Less - promotional allowances          (7,035,000)     (6,224,000)
                                        -----------     -----------
    Net revenues                         70,772,000      71,064,000
                                        -----------     -----------

Expenses:
  Casino                                 56,868,000      48,503,000
  Rooms                                     498,000         610,000
  Food and beverage                       2,699,000       2,050,000
  Other                                     865,000         665,000
  General and administrative              5,801,000       5,903,000
  Depreciation and amortization           5,293,000       5,101,000
                                        -----------     -----------

    Total expenses                       72,024,000      62,832,000
                                        -----------     -----------
(Loss) income from operations            (1,252,000)      8,232,000
                                        -----------     -----------

Non-operating income (expense):
  Interest income                           433,000         499,000
  Interest expense                       (7,955,000)     (7,917,000)
  Equity in earnings of limited
    partnership                             742,000         598,000
                                        -----------     -----------
    Total non-operating expense,
      net                                (6,780,000)     (6,820,000)
                                        -----------     -----------
(Loss) income before income taxes        (8,032,000)      1,412,000
  Income tax provision                   (7,892,000)       (939,000)
                                        -----------     -----------


Net (loss) income                      $(15,924,000)    $   473,000
                                       ============     ===========


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                        ---------------------------
                                            1996           1995
                                        ------------   ------------
Revenues:
  Casino                                $122,915,000   $130,336,000
  Rooms                                    4,389,000      4,670,000
  Food and beverage                       17,311,000     14,594,000
  Other                                    3,310,000      1,954,000
                                        ------------   ------------

                                         147,925,000    151,554,000
  Less - promotional allowances          (14,154,000)   (12,354,000)
                                        ------------   ------------

    Net revenues                         133,771,000    139,200,000
                                        ------------   ------------

Expenses:
  Casino                                 109,981,000     98,241,000
  Rooms                                      808,000      1,185,000
  Food and beverage                        5,093,000      4,062,000
  Other                                    1,605,000      1,464,000
  General and administrative              11,258,000     12,421,000
  Depreciation and amortization           10,490,000     10,151,000
                                        ------------   ------------

    Total expenses                       139,235,000    127,524,000
                                        ------------   ------------

(Loss) income from operations             (5,464,000)    11,676,000
                                        ------------   ------------

Non-operating income (expense):
  Interest income                            905,000        923,000
  Interest expense                       (15,927,000)   (15,834,000)
  Equity in earnings of limited
    partnership                            2,754,000      2,433,000
                                        ------------   ------------

    Total non-operating expense, net     (12,268,000)   (12,478,000)
                                        ------------   ------------

Loss before income taxes                 (17,732,000)      (802,000)
  Income tax provision                    (4,238,000)      (400,000)
                                        ------------   ------------


Net loss                                $(21,970,000)  $ (1,202,000)
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                              --------------------------------
                                                                  1996             1995
                                                              -------------  -----------------
OPERATING ACTIVITIES:
 Net loss                                                     $(21,970,000)      $ (1,202,000)
 Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                                10,490,000         10,151,000
   Provision for doubtful accounts                                 894,000          1,537,000
   Equity in earnings of limited partnership                    (2,754,000)        (2,433,000)
   Dividends received from limited partnership                   4,029,000          3,843,000
   Deferred income tax provision (benefit)                       4,238,000         (1,404,000)
   Decrease (increase) in accounts receivable                      648,000         (1,436,000)
   Increase in accounts payable and other accrued liabilities    3,682,000            661,000
   Net change in other current assets and liabilities           (1,049,000)           827,000
   Net change in other noncurrent assets and liabilities          (681,000)          (469,000)
                                                              ------------       ------------
      Net cash (used in) provided by operating activities       (2,473,000)        10,075,000
                                                              -------------      ------------

INVESTING ACTIVITIES:
  Net property and equipment additions                          (3,660,000)       (10,109,000)
  Obligatory investments                                        (1,432,000)        (1,315,000)
                                                              ------------       ------------
    Net cash used in investing activities                       (5,092,000)       (11,424,000)
                                                              ------------       ------------

FINANCING ACTIVITIES:
  Borrowings on short-term credit facilities                     2,000,000          2,000,000
  Deferred financing costs                                               -            (32,000)
  Repayments of long-term debt                                      (5,000)            (5,000)
                                                              ------------       ------------

    Net cash provided by financing activities                    1,995,000          1,963,000
                                                              ------------       ------------

    Net (decrease) increase in cash and cash equivalents        (5,570,000)           614,000
      Cash and cash equivalents at beginning of period          25,606,000         25,457,000
                                                              ------------       ------------

      Cash and cash equivalents at end of period              $ 20,036,000       $ 26,071,000
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     Pratt Casino Corporation ("PCC") is a Delaware corporation and a wholly owned subsidiary of PPI Corporation, a New Jersey corporation and a wholly owned subsidiary of Pratt Hotel Corporation ("PHC"). On February 17, 1994, PCC acquired, through capital contributions by its parent, all of the outstanding stock of Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). The Sands is managed by New Jersey Management, Inc. ("NJMI") which also became a wholly owned subsidiary of PCC through a capital contribution by its parent. Substantially all of PCC's assets are attributable to the Sands. PCC also earns management and consulting fees with respect to gaming facilities owned by Hollywood Casino Corporation ("HCC"), the parent of PHC.

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

     PCC estimates that a significant amount of the Sands' revenues is derived from patrons living in southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue in the future.

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

     During the fourth quarter of 1995, PCC adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 121"). SFAS 121 requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, PCC does not believe that any material impairment currently exists related to its long-lived assets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

             NOTES TOCONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     The consolidated financial statements as of June 30, 1996 and for the three and six month periods ended June 30, 1996 and 1995 have been prepared by PCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PCC as of June 30, 1996, the results of its operations for the three and six month periods ended June 30, 1996 and 1995 and its cash flows for the six month periods ended June 30, 1996 and 1995.

(2)  SHORT-TERM CREDIT FACILITIES

     As of April 30, 1996, GBHC extended $2,000,000 of its bank line of credit until April 30, 1997. As of June 30, 1996, $2,000,000 was outstanding under the line of credit; no such borrowings were outstanding as of December 31, 1995. Borrowings under the line of credit accrue interest at the bank's prime lending rate plus 3/4% per annum payable monthly and are guaranteed by PCC. Additionally, PCC has pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit.

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of PCC's assets are pledged in connection with long-term indebtedness of its subsidiaries. Additionally, certain of the indentures for indebtedness of PCC's subsidiaries contain cross-default provisions.

                                                     JUNE 30,     DECEMBER 31,
                                                       1996           1995
                                                   -------------  -------------

10 7/8% first mortgage notes, due 2004 (a)         $185,000,000   $185,000,000
11 5/8% senior notes, due 2004 (b)                   85,000,000     85,000,000
14 5/8% junior subordinated notes, due 2005 (c)      15,000,000     15,000,000
Other                                                   448,000        453,000
                                                   ------------   ------------
     Total indebtedness                             285,448,000    285,453,000
   Less - current maturities                            (11,000)       (11,000)
                                                   ------------   ------------
     Total long-term debt                          $285,437,000   $285,442,000
                                                   ============   ============

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     The indenture for the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PHC to pay dividends to PHC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture requires the maintenance of certain cash balances and, commencing in 1994, requires that a minimum of $7,000,000 be expended for property and fixture renewals, replacements and betterments at the Sands, subject to increases of five percent per annum thereafter. The indenture also contains certain cross-default provisions with the indenture to the PRT Funding Notes described in
     (b) below.

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

     Scheduled payments of long-term debt as of June 30, 1996 are set forth below:

            1996 (6 months)                            $      6,000
            1997                                          2,512,000
            1998                                          5,013,000
            1999                                          5,014,000
            2000                                          5,015,000
            Thereafter                                  267,888,000
                                                       ------------

             Total                                     $285,448,000
                                                       ============

  Interest paid amounted to $15,126,000 and $16,040,000, respectively, for the six month periods ended June 30, 1996 and 1995.

                   PRATT CASINE CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



(4)  INCOME TAXES

     Components of the income tax provision consist of the following:

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       JUNE 30,                             JUNE 30,
                                         --------------------------------     -------------------------------
                                             1996                1995              1996              1995
                                         ------------         -----------      -----------        -----------

Benefit in lieu of (provision for)
  federal income taxes:
               Current                   $(2,580,000)         $(1,342,000)     $         -        $(1,336,000)
               Deferred                   (4,416,000)             709,000       (4,190,000)         1,113,000
State income tax benefit (provision):
               Current                      (781,000)            (470,000)               -           (468,000)
               Deferred                     (115,000)             164,000          (48,000)           291,000
                                         -----------          -----------      -----------        -----------

                                         $(7,892,000)         $  (939,000)     $(4,238,000)       $  (400,000)
                                         ===========          ===========      ===========        ===========

     PCC is included in HCC's consolidated federal income tax return. Pursuant to tax allocation agreements, PCC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. No federal or state tax payments were made during the six month periods ended June 30, 1996 and 1995. The payment of GBHC's taxes in accordance with the tax allocation agreements is subject to the approval of the New Jersey Casino Control Commission.

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

             NOTES TO CONSOLIDTED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
     The components of the net deferred tax asset as of June 30, 1996 and December 31, 1995 are as follows:

                                      JUNE 30,     DECEMBER 31,
                                        1996           1995
                                    -------------  -------------

Deferred tax assets:
 Net operating loss carryforward    $ 10,146,000    $ 3,267,000
 Allowance for doubtful accounts       6,918,000      6,829,000
 Other liabilities and accruals        2,277,000      2,149,000
 Other                                 1,217,000      1,377,000
                                    ------------    -----------

  Total deferred tax assets           20,558,000     13,622,000
                                    ------------    -----------

Deferred tax liabilities:
 Depreciation and amortization        (8,319,000)    (8,679,000)
 Other                                  (597,000)      (596,000)
                                    ------------    -----------

  Total deferred tax liabilities      (8,916,000)    (9,275,000)
                                    ------------    -----------

Net deferred tax asset                11,642,000      4,347,000
Valuation allowance                  (11,642,000)             -
                                    ------------    -----------

                                    $          -    $ 4,347,000
                                    ============    ===========

     PCC and its subsidiaries have net operating loss carryforwards
("NOL's") totaling approximately $23,000,000, none of which expire before the year 2005 for federal tax purposes and which begin to expire in 1997 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the significant book and tax losses sustained in 1996, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at June 30, 1996.

     Sales or purchases of PCC's common stock could cause a "change of control", as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which would limit the ability of PCC to utilize these loss carryforwards in later tax periods. Should such a change of control occur, the amount of annual loss carryforwards available for use would most likely be substantially reduced. Future treasury regulations, administrative rulings or court decisions may also effect PCC's future utilization of its loss carryforwards.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     Receivables from and payables to affiliates in connection with the aforementioned tax allocation agreements are as follows:

                                     JUNE 30,    DECEMBER 31,
                                       1996          1995
                                    -----------  -------------

Due from affiliates - current       $2,275,000     $9,310,000
Due from affiliates - noncurrent     8,628,000      5,903,000
Due to affiliate - current            (129,000)      (129,000)

(5)  TRANSACTIONS WITH RELATED PARTIES

     GBHC licenses the trade name "Sands" from PHC, which licenses the name from an unaffiliated third party. Amounts payable by GBHC under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $70,000 and $74,000, respectively, for the three month periods ended June 30, 1996 and 1995, and $131,000 and $140,000, respectively, for the six month periods ended June 30, 1996 and 1995.

     HWCC - Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, owns and operates a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino") which commenced operations in August 1994. Pursuant to a ten-year consulting agreement with HCT, PCC receives monthly consulting fees of $100,000. Such fees amounted to $300,000 for each of the three month periods ended June 30, 1996 and 1995 and $600,000 for each of the six month periods ended June 30, 1996 and 1995.

     PCC has, from time to time, advanced monies to PHC or certain of its subsidiaries and PHC or certain of its subsidiaries have advanced monies to PCC primarily for working capital purposes. Subsidiaries of PCC have also periodically entered into short-term borrowing arrangements with affiliated companies in connection with various construction projects. An advance to a PHC subsidiary in the amount of $5,672,000 was outstanding as of June 30, 1996 and December 31, 1995 and bears interest at the rate of 16.5% per annum. Interest income (expense) incurred with respect to affiliate advances and borrowings is as follows:

                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                       JUNE 30,
                                            ----------------------------   -----------------------------
                                               1996            1995            1996              1995
                                            ------------    ------------   -----------       ------------

Advance                                     $   234,000     $   234,000    $   468,000       $    468,000
Junior Subordinated Notes (Note 3)             (549,000)       (549,000)    (1,097,000)        (1,097,000)

     Interest receivable on affiliate advances, included in amounts due from affiliates on the accompanying consolidated balance sheets at June 30, 1996 and December 31, 1995 was $2,574,000 and $2,106,000, respectively. Interest accrued on the Junior Subordinated Notes of $1,914,000 ($800,000 due to PHC and $1,114,000 due to HCC) and $817,000 ($341,000 due to PHC and $476,000 due to
HCC) is included in

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
interest payable on the accompanying consolidated balance sheets at June 30, 1996 and December 31, 1995, respectively.

     During July and August 1996, GBHC borrowed $6,500,000 from PHC for working capital purposes. Borrowings accrue interest at the rate of 13 3/4% per annum payable semiannually.

     From time to time, PCC and its subsidiaries perform certain services for HCC and its subsidiaries and invoice those companies for PCC's cost of providing those services. Similarly, PCC and its subsidiaries are charged for certain legal, accounting and other expenses incurred by HCC and its subsidiaries that relate to PCC's business. Such affiliate transactions are summarized below:


                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                               JUNE 30,                   JUNE 30,
                                       ------------------------     -------------------------
                                           1996        1995            1996            1995
                                       ----------- ------------     ------------ ------------

Billings to affiliates                 $ 710,000   $ 604,000        $ 1,637,000   $ 1,235,000
Charges from affiliates                 (867,000)   (615,000)        (1,942,000)   (1,234,000)

(6)  INVESTMENT IN LIMITED PARTNERSHIP

     During February 1994, PCC acquired a limited partnership interest in Pratt Management, L.P. ("PML"), a limited partnership which, since February 17, 1994, has managed a riverboat gaming and entertainment complex owned by HCC and located in Aurora, Illinois (the "Aurora Casino"). PML earned management fees amounting to $1,528,000 and $1,243,000, respectively, during the three month periods ended June 30, 1996 and 1995 and $4,471,000 and $3,872,000, respectively, during the six month periods ended June 30, 1996 and 1995. PML also incurred operating and other expenses amounting to $528,000 and $389,000, respectively, during the three month periods ended June 30, 1996 and 1995 and $1,189,000 and $915,000, respectively, during the six month periods ended June 30, 1996 and 1995. PPI Corporation is the general partner of PML. In accordance with certain terms of the Partnership Agreement, PCC, as limited partner, receives 1% of the first $84,000 of net income earned by the partnership each month and 99% of any net income earned above such amount, with all remaining income distributed to PPI Corporation.

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     GENERAL

     The Sands sustained a loss from operations, exclusive of management fees paid to NJMI, of $1.1 million and $5.2 million, respectively, for the three and six month periods ended June 30, 1996 compared to income from operations of $8.6 million and $12.4 million, respectively, reported for the 1995 periods. Operating results were adversely affected by the advent of unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share together with record winter snowstorms in January and weekend snowstorms in February. These factors, as well as declines in both the table games and slot hold percentages, resulted in three and six month declines in net revenues at the Sands of .4% and 3.9%, respectively, (to $70.5 million and $133.2 million in 1996 from $70.8 million and $138.6 million in 1995). In addition, marketing and advertising costs increased by $7.3 million and $9.5 million (52.8% and 32.2%), respectively, during the second quarter and first six months of 1996 compared to the same periods of 1995 in response to competitive pressures.

     As a result of the foregoing, PCC experienced a loss from operations of $1.3 million and $5.5 million, respectively, for the three and six month periods ended June 30, 1996 as compared to income from operations of $8.2 million and $11.7 million, respectively, during the same periods of 1995.

     Distributions received from PML amounted to $2 million and $4 million, respectively, during the second quarter and first six months of 1996; distributions from PML are paid in arrears. Management fees earned by PML during the three and six month periods ended June 30, 1996 exceeded those earned during the corresponding periods of 1995 by $285,000 (22.9%) and $599,000 (15.5%), respectively, primarily due to improved operating results subsequent to the 1995 expansion of one of the Aurora Casino's two riverboats. In addition, PCC received $300,000 and $600,000, respectively, with respect to its consulting agreement with the Tunica Casino during the three and six month periods ended June 30, 1996 and 1995.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                           JUNE 30,                            JUNE 30,
                                   ----------------------              -------------------------
                                     1996          1995                 1996             1995
                                   --------      --------              --------         --------
                                                (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
  Table games                      $ 20,405      $ 24,582              $ 40,580         $ 47,543
  Slot machines                      43,830        40,841                80,271           80,578
  Other (1)                           1,075         1,037                 2,064            2,215
                                   --------      --------              --------         --------
                   Total           $ 65,310      $ 66,460              $122,915         $130,336
                                   ========      ========              ========         ========
TABLE GAMES:
  Gross Wagering
    (Drop) (2)                     $148,995      $150,722              $283,383         $293,310
                                   ========      ========              ========         ========

  Hold Percentages: (3)
    Sands                              13.7%         16.3%                 14.3%            16.2%
    Atlantic City Casino
      Gaming Industry                  15.2%         15.9%                 15.8%            15.9%

SLOT MACHINES:
  Gross Wagering
    (Handle) (2)                   $536,139      $468,469              $975,519         $938,286
                                   ========      ========              ========         ========
  Hold Percentage:(3)
    Sands (4)                           8.2%          8.7%                  8.2%             8.6%

____________________________

(1)  Consists of revenues from poker and simulcast horse racing wagering.

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

     Table games drop at the Sands declined $1.7 million (1.1%) and $9.9 million (3.4%), respectively, during the three and six month periods ended June 30, 1996 compared with the same periods of 1995. The

                  PRATT CASINO CORPORATION AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTNIUED)



Sands' decreases compare with increases of 7.4% and 5.6% in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 7.9% and 8% during the three and six month periods ended June 30, 1996 from 8.5% and 8.7% during the same periods of 1995. Table game drop throughout the six month period was adversely impacted by the increase in competitive pressures in the rated table market segment, of which a significant portion was in the "high end" and mid-market segments.

     Slot machine handle increased $67.7 million (14.4%) and $37.2 million (4%) during the three and six month periods ended June 30, 1996 compared with the same periods of 1995. The Sands' increases compare with 7.2% and 7.4% increases in slot machine handle for all other Atlantic City casinos. As a result, the Sands' market share increased to 6.5% from 6.1% during the second quarter of 1996 compared to the same period in 1995; however, its market share decreased to 6.3% from 6.5% during the six months ended June 1996 compared to the same period in 1995. The increases in slot machine handle are largely attributable to increases in marketing programs, such as coin incentive programs, which have resulted in significant increases in the number of bus and drive-in patrons for the six months ended June 30, 1996 compared to 1995. The Sands' average number of slot machines increased 1.4% during the first six months of 1996 compared to an increase of 8.3% for all other Atlantic City casinos. The greater percentage increase in the number of slot machines for other Atlantic City casinos reflects, in part, expansions of certain facilities during 1996 which resulted in an overall increase of approximately 107,000 square feet of casino space and further contributed to the Sands' decline in market share.

     REVENUES

     Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased by $1.2 million (1.7%) and $7.4 million (5.7%), respectively, for the three and six month periods ended June 30, 1996 compared with the same periods of 1995. Casino revenues were negatively impacted by the decline in table game wagering as discussed previously and by decreases in both the table games and slot machine hold percentages at the Sands during the 1996 periods compared to the 1995 periods.

     Rooms revenue decreased $197,000 (8%) and $281,000 (6%), respectively, during the three and six month periods ended June 30, 1996 compared with 1995 due to a decline in the average rate earned per room as a result of marketing activities. In addition, occupancy rates were lower in the first quarter of 1996 as a result of severe weather. Food and beverage revenues increased $1.4 million (19.6%) and $2.7 million (18.6%), respectively, for the three and six month periods ended June 30, 1996 compared with the prior year periods primarily as a result of the opening of the Epic Buffet during the third quarter of 1995. Other revenues increased $426,000 (41.4%) and $1.4 million (69.4%) during the three and six month periods ended June 30, 1996 compared to the 1995 periods as a result of an increase in theater entertainment revenue at the Sands.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 57.7% and 58%, respectively, during the three and six month periods ended June 30, 1996 from 59.1% and 59.9% during the second quarter and first six months

                   PRATT CASINO CORPORAITON AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


of 1995. Such decreases are primarily attributable to increases in other types of marketing programs in lieu of promotional allowances.

     DEPARTMENTAL EXPENSES

     Casino expenses at the Sands increased $8.4 million (17.2%) and $11.7 million (12%), respectively, during the three and six month periods ended June 30, 1996 compared with 1995. These increases are primarily due to the expansion of various marketing programs, particularly coin incentive programs, in response to competitive pressures. The additional costs of such programs result in greater allocation of rooms, food and beverage and other expenses to casino expense.

    Rooms expense decreased $112,000 (18.4%) and $377,000 (31.8%) during the second quarter and first six months of 1996 as compared to the same periods of 1995 primarily due to increased allocation of rooms expense to casino expense as a result of increases in casino marketing activities relating to rooms. Decreased payroll expenses at the Sands resulting from an overall decline in occupancy particularly during the first quarter of 1996 as compared to 1995 also contributed to the reduction in rooms expense. Food and beverage expense increased by $649,000 (31.7%) and $1 million (25.4%) during the three and six month periods ended June 30, 1996 compared to the same periods in 1995. Increased costs associated with the Epic Buffet were partially offset by increases in food and beverage marketing programs, the costs of which are allocated to the casino department. Other expenses increased $200,000 (30.1%) and $141,000 (9.6%) during the three and six month periods ended June 30, 1996 compared with the same periods of 1995 as increases in costs related to theater entertainment at the Sands were offset by increased allocations to the casino department, particularly during the first quarter of 1996.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses did not change significantly during the second quarter of 1996 as compared to 1995. The six month decrease of approximately $1.2 million (9.4%) is primarily due to decreases in legal expenses at the Sands and, to a lesser extent, reductions in payroll costs associated with NJMI's management of the Sands.

    INTEREST

    Interest income decreased $66,000 (13.2%) during the three month period ended June 30, 1996 compared with the same period of 1995 bringing year-to-date totals in line with the prior year. Interest expense did not change significantly during the three and six month periods ended June 30, 1996 compared to the prior year periods.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DOSCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

     Effective February 17, 1994, PCC acquired a limited partnership interest in PML, a limited partnership in which PPI Corporation is the general partner and PCC is the limited partner; PML earns management fees from the operation of the Aurora Casino. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to PPI Corporation. PCC's equity in the earnings of PML increased (24.1% and 13.2%, respectively) to $742,000 and $2.8 million, respectively, during the second quarter and first six months of 1996 from $598,000 and $2.4 million, respectively, in the same periods of 1995.

     INCOME TAX PROVISION

     PCC is included in HCC's consolidated federal income tax return. Pursuant to agreements between PCC, PHC and HCC, PCC's provision for federal income taxes is based on the amount of tax which would have been provided if a separate return were filed.

     PCC and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $23 million none of which expire before the year 2005 for federal tax purposes and which begin to expire in 1997 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the significant book and tax losses sustained in 1996, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at June 30, 1996.

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

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

     OPERATING ACTIVITIES

     At June 30, 1996, PCC had consolidated cash and cash equivalents of $20 million. Dividends, tax sharing payments and certain other transfers of cash from the Sands to PCC or other affiliates of the Sands are restricted by provisions to the indenture for the 10 7/8% First Mortgage Notes or are subject to the approval of the New Jersey Casino Control Commission. During the six month period ended June 30, 1996, net cash used in operating activities was $2.5 million compared with cash provided by operating activities of $10.1 million during the same period of 1995. The change in net cash from operating activities compared to 1995 resulted from a $12.5 million decline in cash flow generated by the Sands. PCC utilized its existing cash and short-term borrowings during the six month period ended June 30, 1996 to meet its operating needs, to fund capital additions of $3.7 million and to make obligatory investments of $1.4 million.

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

     As of April 30, 1996, GBHC extended $2 million of its bank line of credit until April 30, 1997. As of June 30, 1996, $2 million was outstanding under the line of credit.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     During July and August, GBHC borrowed $6.5 million from PHC for working capital purposes with interest payable semiannually at the rate of 13 3/4% per annum.

     Scheduled maturities of long-term debt during the remainder of 1996 are $6,000.

     During the third quarter of 1996, PHC engaged a major Wall Street investment banking firm as its financial advisor to explore strategic transactions regarding the Sands including, among other things, the potential consummation of strategic alliances including joint ventures for the possible expansion of the Sands .

     CAPITAL EXPENDITURES AND OBLIGATORY INVESTMENTS

     Capital expenditures at the Sands during the six month period ended June 30, 1996 amounted to approximately $3.7 million and management anticipates capital expenditures during the remainder of 1996 will be approximately $2.8 million. Projects currently planned during 1996 include substantial upgrades and improvements to all rooms at the Sands, including its higher-end suite product.

     The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first six months of 1996 totaled $1.4 million are anticipated to be approximately $1.8 million during the remainder of 1996.

PART II:  OTHER INFORMATION
- ---------------------------

     The Registrants did not file any reports on Form 8-K during the quarter ended June 30, 1996.

SIGNATURES
- ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                           PRT FUNDING CORP.
                                        PRATT CASINO CORPORATION
                                        ------------------------
                                              Registrants

Date:  August 12, 1996                  By:  /s/  John C. Hull
       ---------------                     -------------------
                                           John C. Hull
                                           Principal Accounting Officer