Form 10-Q
period 1996-09-30
PRT FUNDING CORP; PRATT CASINO CORP
filed 1996-11-14
CIK 912897, 912928

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1996
                                 ------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    -----------

Commission file number                    33-69768
                                          --------


                               PRT FUNDING CORP.
                           PRATT CASINO CORPORATION
                           ------------------------
          (Exact name of each Registrant as specified in its charter)

              DELAWARE                                        75-2502289
              DELAWARE                                        75-2502292
----------------------------------                          --------------
(States or other jurisdictions of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.'s)

 TWO GALLERIA TOWER, SUITE 2200
  13455 NOEL ROAD, LB 48
 DALLAS, TEXAS                                                           75240
-------------------------------------------------------         --------------
 (Address of principal executive offices)                (Zip Code)

(Registrants' telephone number, including area code):           (214) 386-9777
                                                                --------------
                               (NOT APPLICABLE)
                               ----------------
(Former name, former address, and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        YES  X     NO
                                                         ------    ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      REGISTRANT                        CLASS                   OUTSTANDING AT NOVEMBER 12, 1996
------------------------     -----------------------------      --------------------------------
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

                               PRT FUNDING CORP.
                           PRATT CASINO CORPORATION


PART 1: FINANCIAL INFORMATION
-----------------------------

INTRODUCTORY NOTES TO FINANCIAL STATEMENTS
------------------------------------------

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

     Greate Bay Hotel and Casino, Inc. ("GBHC"), a wholly owned subsidiary of PCC, owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the operating results to be reported for the full year. The Sands is managed by New Jersey Management, Inc. ("NJMI"), which is also a subsidiary of PCC. The principal executive offices of GBHC are located at the Sands Administrative and Employee Services Complex, 136 South Kentucky Avenue, Atlantic City, New Jersey 08401, telephone (609) 441-4000.

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

     The financial statements of PRT Funding and the consolidated financial statements of PCC as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of September 30, 1996, their results of operations for the three and nine month periods ended September 30, 1996 and 1995 and their cash flows for the nine month periods ended September 30, 1996 and 1995.

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

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                                BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS


                                        SEPTEMBER 30,  DECEMBER 31,
                                            1996           1995
                                        -------------  ------------

Current Assets:
  Cash                                    $  1,130,000  $     18,000
  Interest receivable from affiliates        5,894,000     2,875,000
                                          ------------  ------------

    Total current assets                     7,024,000     2,893,000
                                          ------------  ------------

Notes receivable from affiliates           100,000,000   100,000,000
                                          ------------  ------------

                                          $107,024,000  $102,893,000
                                          ============  ============

         LIABILITIES AND SHAREHOLDER'S EQUITY



Current liabilities:
  Accrued interest payable                $  6,991,000  $  2,875,000
  Due to affiliates                             15,000        13,000
                                          ------------  ------------

    Total current liabilities                7,006,000     2,888,000
                                          ------------  ------------

Long-term debt                              85,000,000    85,000,000
                                          ------------  ------------

Notes payable to affiliates                 15,000,000    15,000,000
                                          ------------  ------------

Shareholder's equity:
  Common stock, $1.00 par value per
   share, 1,000 shares authorized
   and outstanding                               1,000         1,000
  Retained earnings                             17,000         4,000
                                          ------------  ------------

    Total shareholder's equity                  18,000         5,000
                                          ------------  ------------

                                          $107,024,000  $102,893,000
                                          ============  ============




           The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                      THREE MONTHS ENDED
                                         SEPTEMBER 30,
                                   -------------------------
                                      1996           1995
                                   ----------    -----------

Revenues:
 Interest income                   $3,031,000     $3,031,000

Expenses:
 Interest expense                   3,018,000      3,018,000
                                   ----------     ----------

Income before income taxes             13,000         13,000
Income tax provision                   (2,000)        (3,000)
                                   ----------     ----------

Net income                         $   11,000     $   10,000
                                   ==========     ==========




          The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                            ----------------------------
                                               1996              1995
                                            -----------      -----------

Revenues:
 Interest income                             $9,071,000       $9,069,000
                                             ----------       ----------

Expenses:
 Interest expense                             9,056,000        9,056,000
 General and administrative expenses                  -            3,000
                                             ----------       ----------

Total expenses                                9,056,000        9,059,000
                                             ----------       ----------

Income before income taxes                       15,000           10,000

Income tax provision                             (2,000)          (3,000)
                                             ----------       ----------

Net income                                   $   13,000       $    7,000
                                             ==========       ==========




           The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                 --------------------------
                                                     1996          1995
                                                 -----------   ------------

OPERATING ACTIVITIES:
 Net income                                      $    13,000     $    7,000
 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Increase in receivable from affiliates          (3,019,000)      (825,000)
  Increase in accrued interest payable             4,116,000      1,916,000
  Net change in other current assets
   and liabilities                                     2,000          4,000
                                                 -----------     ----------

    Net cash provided by operating activities      1,112,000      1,102,000

 Cash at beginning of period                          18,000          1,000
                                                 -----------     ----------

 Cash at end of period                           $ 1,130,000     $1,103,000
                                                 ===========     ==========




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

     The financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 have been prepared by PRT Funding without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PRT Funding as of September 30, 1996, the results of its operations for the three and nine month periods ended September 30, 1996 and 1995 and its cash flows for the nine month periods ended September 30, 1996 and 1995.

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

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes due in February 2005 (the "Junior Subordinated Notes") to HCC, and loaned the proceeds to various affiliates on the same terms. During 1994, HCC assigned $6,262,000 principal amount of the Junior Subordinated Notes to PHC. Interest on the Junior Subordinated Notes accrues at the rate of 14 5/8% per annum and is payable semiannually commencing August 17, 1994, with payment subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes. Because PCC had not met the financial coverage tests, interest was not paid on the February and August 1996 interest payment dates. At September 30, 1996, accrued interest of $1,028,000 and $1,434,000, respectively, was payable to PHC and HCC. At December 31, 1995, accrued interest of $341,000 and $476,000, respectively, was payable to PHC and HCC. All such amounts are included in interest payable in the accompanying balance sheets.

     Interest paid amounted to $4,940,000 and $7,140,000, respectively, during the nine month periods ended September 30, 1996 and 1995.

(3)  INCOME TAXES

     PRT Funding is included in the consolidated federal income tax return of HCC. Pursuant to agreements between PCC, PHC and HCC, PRT Funding's provision for federal income taxes is calculated as if a separate federal return were filed. There are no timing differences resulting in deferred income taxes. For the nine month periods ended September 30, 1996 and 1995, no payments were made under the tax allocation agreements. At September 30, 1996 and December 31, 1995, $3,000 and $1,000, respectively, is included in due to affiliates on the accompanying balance sheets representing taxes currently payable under the agreements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS


                                           SEPTEMBER 30,    DECEMBER 31,
                                                1996            1995
                                           --------------  --------------

Current Assets:
 Cash and cash equivalents                 $  18,398,000   $  25,606,000
 Short-term investment                         2,000,000               -
 Accounts receivable, net of allowances
  of $15,288,000 and $16,494,000,
  respectively                                10,744,000      11,513,000
 Inventories                                   3,882,000       4,268,000
 Due from affiliates                           2,801,000      10,009,000
 Refundable deposits and other
  current assets                               3,672,000       4,764,000
                                           -------------   -------------
  Total current assets                        41,497,000      56,160,000
                                           -------------   -------------
Investment in Limited Partnership              1,662,000       2,017,000
                                           -------------   -------------

Property and Equipment:
 Land                                         37,807,000      37,807,000
 Buildings and improvements                  185,508,000     185,077,000
 Operating equipment                          89,657,000      87,491,000
 Construction in progress                      3,197,000       2,310,000
                                           -------------   -------------

                                             316,169,000     312,685,000
  Less - accumulated depreciation and
  amortization                              (157,774,000)   (145,244,000)
                                           -------------   -------------

  Net property and equipment                 158,395,000     167,441,000
                                           -------------   -------------

Other Assets:
 Obligatory investments                        5,999,000       5,521,000
 Due from affiliates                          17,449,000      13,681,000
 Deferred financing costs                      7,924,000       8,730,000
 Other assets                                  4,441,000       3,390,000
                                           -------------   -------------

  Total other assets                          35,813,000      31,322,000
                                           -------------   -------------

                                           $ 237,367,000   $ 256,940,000
                                           =============   =============




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                     LIABILITIES AND SHAREHOLDER'S DEFICIT



                                             SEPTEMBER 30,   DECEMBER 31,
                                                  1996           1995
                                             --------------  -------------

Current Liabilities:
 Current maturities of long-term debt         $  2,511,000   $     11,000
 Short-term credit facilities                    2,000,000              -
 Short-term borrowings from affiliate            6,500,000              -
 Accounts payable                                7,991,000      8,454,000
 Accrued liabilities -
  Salaries and wages                             4,968,000      5,292,000
  Interest                                      11,422,000     12,159,000
  Insurance                                      3,007,000      2,336,000
  Other                                          7,159,000      6,388,000
 Due to affiliates                               1,047,000        979,000
 Other                                           3,944,000      4,900,000
                                              ------------   ------------

  Total current liabilities                     50,549,000     40,519,000
                                              ------------   ------------

Long-Term Debt                                 282,934,000    285,442,000
                                              ------------   ------------

Other Noncurrent Liabilities                     1,461,000      2,390,000
                                              ------------   ------------

Commitments and Contingencies

Shareholder's Deficit:
 Common stock $1.00 par value per share,
  1,000 shares authorized and outstanding            1,000          1,000
 Accumulated deficit                           (97,578,000)   (71,412,000)
                                              ------------   ------------

  Total shareholder's deficit                  (97,577,000)   (71,411,000)
                                              ------------   ------------

                                              $237,367,000   $256,940,000
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                               SEPTEMBER 30,
                                         ----------------------------
                                             1996             1995
                                         -------------    -----------

Revenues:
 Casino                                    $65,820,000   $72,235,000
 Rooms                                       2,660,000     2,671,000
 Food and beverage                           9,167,000     9,905,000
 Other                                       1,835,000     1,574,000
                                           -----------   -----------

                                            79,482,000    86,385,000
 Less - promotional allowances              (7,462,000)   (7,913,000)
                                            -----------  -----------

Net revenues                                72,020,000    78,472,000
                                            -----------  -----------

Expenses:
 Casino                                     56,240,000    55,998,000
 Rooms                                         405,000       477,000
 Food and beverage                           3,149,000     3,071,000
 Other                                       1,296,000       484,000
 General and administrative                  3,721,000     4,120,000
 Depreciation and amortization               5,103,000     5,065,000
                                           -----------   -----------

Total expenses                              69,914,000    69,215,000
                                           -----------   -----------

Income from operations                       2,106,000     9,257,000
                                           -----------   -----------

Non-operating income (expense):
 Interest income                                421,000      519,000
 Interest expense                            (8,275,000)  (8,098,000)
 Gain on sale of assets                               -       56,000
 Equity in earnings of limited
partnership                                   1,662,000    1,979,000
                                            -----------  -----------

Total non-operating expense, net             (6,192,000)  (5,544,000)
                                            -----------  -----------

(Loss) income before income taxes            (4,086,000)   3,713,000
 Income tax provision                          (110,000)  (1,865,000)
                                            -----------  -----------


Net (loss) income                           $(4,196,000) $ 1,848,000
                                            ===========  ===========



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                        -----------------------------
                                            1996            1995
                                        -------------   -------------

Revenues:
 Casino                                  $188,735,000    $202,571,000
 Rooms                                      7,049,000       7,341,000
 Food and beverage                         26,478,000      24,499,000
 Other                                      5,432,000       3,828,000
                                         ------------    ------------

                                          227,694,000     238,239,000
 Less - promotional allowances            (21,616,000)    (20,267,000)
                                         ------------    ------------

Net revenues                              206,078,000     217,972,000
                                         ------------    ------------

Expenses:
 Casino                                   169,156,000     157,060,000
 Rooms                                      1,675,000       1,953,000
 Food and beverage                          8,337,000       7,128,000
 Other                                      2,488,000       1,476,000
 General and administrative                11,900,000      13,906,000
 Depreciation and amortization             15,593,000      15,216,000
                                         ------------    ------------

Total expenses                            209,149,000     196,739,000
                                         ------------    ------------

(Loss) income from operations              (3,071,000)     21,233,000
                                         ------------    ------------

Non-operating income (expense):
 Interest income                            1,326,000       1,442,000
 Interest expense                         (24,502,000)    (24,232,000)
 Gain on sale of assets                        13,000          56,000
 Equity in earnings of limited
  partnership                               4,416,000       4,412,000
                                         ------------    ------------

Total non-operating expense, net          (18,747,000)    (18,322,000)
                                         ------------    ------------

(Loss) income before income taxes         (21,818,000)      2,911,000
 Income tax provision                      (4,348,000)     (2,265,000)
                                         ------------    ------------

Net (loss) income                        $(26,166,000)   $    646,000
                                         ============    ============



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                         ----------------------------------
                                                                              1996              1995
                                                                         --------------     ---------------

OPERATING ACTIVITIES:
 Net (loss) income                                                        $ (26,166,000)       $    646,000
 Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                                              15,593,000          15,216,000
  Provision for doubtful accounts                                             1,562,000           2,263,000
  Equity in earnings of limited partnership                                  (4,416,000)         (4,412,000)
  Dividends received from limited partnership                                 4,771,000           4,442,000
  Deferred income tax provision (benefit)                                     4,348,000          (2,395,000)
  Increase in accounts receivable                                              (793,000)           (802,000)
  Increase (decrease) in accounts payable and other accrued liabilities          82,000            (581,000)
  Net change in other current assets and liabilities                           (767,000)          4,050,000
  Net change in other noncurrent assets and liabilities                        (988,000)           (683,000)
                                                                           ------------        ------------

    Net cash (used in) provided by operating activities                      (6,774,000)         17,744,000
                                                                           ------------        ------------

INVESTING ACTIVITIES:
 Net property and equipment additions                                        (4,668,000)        (15,664,000)
 Obligatory investments                                                      (2,248,000)         (2,102,000)
 Short-term investment                                                       (2,000,000)                  -
                                                                           ------------        ------------

    Net cash used in investing activities                                    (8,916,000)        (17,766,000)
                                                                           ------------        ------------

FINANCING ACTIVITIES:
 Borrowings on short-term credit facilities                                   2,000,000                   -
 Short-term borrowings from affiliates                                        6,500,000                   -
 Deferred financing costs                                                       (10,000)            (32,000)
 Repayments of long-term debt                                                    (8,000)             (8,000)
                                                                           ------------        ------------

    Net cash provided by (used in) financing activities                       8,482,000             (40,000)
                                                                           ------------        ------------

    Net decrease in cash and cash equivalents                                (7,208,000)            (62,000)
    Cash and cash equivalents at beginning of period                         25,606,000          25,457,000
                                                                           ------------        ------------

    Cash and cash equivalents at end of period                             $ 18,398,000        $ 25,395,000
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

     PCC estimates that a significant amount of the Sands' revenues is derived from patrons living in southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue in the future .

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

     The consolidated financial statements as of September 30, 1996 and for the three and nine month periods ended September 30, 1996 and 1995 have been prepared by PCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PCC as of September 30, 1996, the results of its operations for the three and nine month periods ended September 30, 1996 and 1995 and its cash flows for the nine month periods ended September 30, 1996 and 1995.

(2)  SHORT-TERM CREDIT FACILITIES

     As of April 30, 1996, GBHC extended $2,000,000 of its bank line of credit until April 30, 1997. As of September 30, 1996, $2,000,000 was outstanding under the line of credit; no such borrowings were outstanding as of December 31, 1995. Borrowings under the line of credit accrue interest at the bank's prime lending rate plus 3/4% per annum payable monthly and are guaranteed by PCC. Additionally, PCC has pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit; such deposit is presented as a short-term investment in the accompanying consolidated financial statements.

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of PCC's assets are pledged in connection with long-term indebtedness of its subsidiaries.

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1996           1995
                                                   --------------  -------------

10 7/8% first mortgage notes, due 2004 (a)          $185,000,000   $185,000,000
11 5/8% senior notes, due 2004 (b)                    85,000,000     85,000,000
14 5/8% junior subordinated notes, due 2005 (c)       15,000,000     15,000,000
Other                                                    445,000        453,000
                                                    ------------   ------------

   Total indebtedness                                285,445,000    285,453,000
 Less - current maturities                            (2,511,000)       (11,000)
                                                    ------------   ------------

Total long-term debt                                $282,934,000   $285,442,000
                                                    ============   ============

------------------------
(a) On February 17, 1994, GB Property Funding issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") and collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 will become due on

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)



     each interest payment date. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

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

(c) On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes") to HCC. During 1994, HCC assigned $6,262,000 principal amount of the Junior Subordinated Notes to PHC. The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes, is payable semiannually commencing August 17, 1994. Because PCC had not met the financial coverage tests, interest was not paid on the February and August 1996 interest payment dates.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)



     Scheduled payments of long-term debt as of September 30, 1996 are set forth below:

     1996 (three months)    $      3,000
     1997                      2,512,000
     1998                      5,013,000
     1999                      5,014,000
     2000                      5,015,000
     Thereafter              267,888,000
                            ------------

      Total                 $285,445,000
                            ============

     Interest paid amounted to $25,239,000 and $27,351,000, respectively, for the nine month periods ended September 30, 1996 and 1995.

(4)  INCOME TAXES

     Components of the income tax provision consist of the following:

                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                          -------------------------------  --------------------------
                                               1996             1995           1996          1995
                                          --------------  ---------------  ------------  ------------

Benefit in lieu of (provision for)
  federal income taxes:
           Current                          $          -    $  (2,245,000)  $         -   $(3,581,000)
           Deferred                             (110,000)         780,000    (4,300,000)    1,893,000
State income tax benefit
           (provision):
           Current                                     -         (611,000)            -    (1,079,000)
           Deferred                             (110,000)         211,000       (48,000)      502,000
                                               ---------      -----------   -----------   -----------

                                               $(110,000)     $(1,865,000)  $(4,348,000)  $(2,265,000)
                                               =========      ===========   ===========   ===========

     PCC is included in HCC's consolidated federal income tax return. Pursuant to tax allocation agreements, PCC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. No federal or state tax payments were made during the nine month periods ended September 30, 1996 and 1995. The payment of GBHC's taxes in accordance with the tax allocation agreements is subject to the approval of the New Jersey Casino Control Commission ("CCC").

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

     The components of the net deferred tax asset as of September 30, 1996 and December 31, 1995 are as follows:

                                    SEPTEMBER 30,   DECEMBER 31,
                                         1996           1995
                                    --------------  -------------

Deferred tax assets:
 Net operating loss carryforward     $ 11,154,000    $ 3,267,000
 Allowance for doubtful accounts        6,552,000      6,829,000
 Other liabilities and accruals         2,512,000      2,149,000
 Other                                  2,016,000      1,377,000
                                     ------------    -----------

  Total deferred tax assets            22,234,000     13,622,000
                                     ------------    -----------

Deferred tax liabilities:
 Depreciation and amortization         (8,212,000)    (8,679,000)
 Other                                   (597,000)      (596,000)
                                     ------------    -----------

  Total deferred tax liabilities       (8,809,000)    (9,275,000)
                                     ------------    -----------

Net deferred tax asset                 13,425,000      4,347,000
Valuation allowance                   (13,425,000)             -
                                     ------------    -----------

                                     $          -    $ 4,347,000
                                     ============    ===========

     PCC and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $19,000,000, none of which expire before the year 2005 for federal tax purposes and which begin to expire in 1997 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the significant book and tax losses sustained in 1996, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at September 30, 1996.

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

     Receivables from and payables to affiliates in connection with the aforementioned tax allocation agreements are as follows:

                                    SEPTEMBER 30,   DECEMBER 31,
                                         1996           1995
                                    --------------  -------------

Due from affiliates - current          $1,934,000     $9,310,000
Due from affiliates - noncurrent        8,969,000      5,903,000
Due to affiliate - current               (129,000)      (129,000)

(5)  TRANSACTIONS WITH RELATED PARTIES

     GBHC licenses the trade name "Sands" from PHC, which licenses the name from an unaffiliated third party. Amounts payable by GBHC under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $80,000 for each of the three month periods ended September 30, 1996 and 1995 and $211,000 and $220,000, respectively, for the nine month periods ended September 30, 1996 and 1995.

     HWCC - Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, owns and operates a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino") which commenced operations in August 1994. Pursuant to a ten-year consulting agreement with HCT, PCC receives monthly consulting fees of $100,000. Such fees amounted to $300,000 for each of the three month periods ended September 30, 1996 and 1995 and $900,000 for each of the nine month periods ended September 30, 1996 and 1995.

     PCC has, from time to time, advanced monies to PHC or certain of its subsidiaries and PHC or certain of its subsidiaries have advanced monies to PCC primarily for working capital purposes. An advance to a PHC subsidiary in the amount of $5,672,000 was outstanding as of September 30, 1996 and December 31, 1995 and bears interest at the rate of 16.5% per annum. During the third quarter of 1996, GBHC borrowed a total of $6,500,000 from PHC for working capital purposes. Such borrowings accrue

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)

interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. Repayment of such borrowings from PHC and the payment of the related interest are subject to approval by the CCC. Interest income (expense) incurred with respect to affiliate advances and borrowings is as follows:


                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30,               SEPTEMBER 30,
                                      -------------------------  --------------------------
                                         1996         1995           1996         1995
                                      ----------  -------------  ------------  ------------

Net advances                          $  52,000       $ 234,000   $   520,000    $   702,000
Junior Subordinated Notes (Note 3)     (548,000)       (548,000)   (1,645,000)    (1,645,000)

     Interest receivable on affiliate advances, included in amounts due from affiliates on the accompanying consolidated balance sheets at September 30, 1996 and December 31, 1995 was $2,808,000 and $2,106,000, respectively. Interest accrued on the Junior Subordinated Notes of $2,462,000 ($1,028,000 due to PHC and $1,434,000 due to HCC) and $817,000 ($341,000 due to PHC and $476,000 due to
HCC) is included in interest payable on the accompanying consolidated balance sheets at September 30, 1996 and December 31, 1995, respectively, together with interest payable of $182,000 at September 30, 1996 with respect to the advance from PHC.

     From time to time, PCC and its subsidiaries perform certain services for HCC and its subsidiaries and invoice those companies for PCC's cost of providing those services. Similarly, PCC and its subsidiaries are charged for certain legal, accounting and other expenses incurred by HCC and its subsidiaries that relate to PCC's business. Such affiliate transactions are summarized below:



                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                  SEPTEMBER 30,           SEPTEMBER 30,
                           ----------------------  ---------------------------
                              1996        1995         1996           1995
                           ----------  ----------  ------------  -------------

Billings to affiliates     $ 782,000   $ 626,000   $ 2,419,000     $ 1,861,000
Charges from affiliates     (850,000)   (612,000)   (2,792,000)     (1,846,000)

(6)  INVESTMENT IN LIMITED PARTNERSHIP

     During February 1994, PCC acquired a limited partnership interest in Pratt Management, L.P. ("PML"), a limited partnership which, since February 17, 1994, has managed a riverboat gaming and entertainment complex owned by HCC and located in Aurora, Illinois (the "Aurora Casino"). PML earned management fees amounting to $2,339,000 and $2,716,000, respectively, during the three month periods ended September 30, 1996 and 1995 and $6,810,000 and $6,588,000,
respectively, during the nine month periods ended September 30, 1996 and 1995. PML also incurred operating and other expenses amounting to $410,000 and $468,000, respectively, during the three month periods ended September 30, 1996 and 1995 and $1,599,000 and $1,383,000, respectively, during the nine month periods ended September 30,

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (UNAUDITED)



1996 and 1995. PPI Corporation is the general partner of PML. In accordance with certain terms of the Partnership Agreement, PCC, as limited partner, receives 1% of the first $84,000 of net income earned by the partnership each month and 99% of any net income earned above such amount, with all remaining income distributed to PPI Corporation.

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

(8)  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 consolidated financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review of departmental allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     GENERAL

     The Sands earned income from operations, exclusive of management fees paid to NJMI, of $2.5 million and sustained a loss from operations of $2.4 million, respectively, for the three and nine month periods ended September 30, 1996 compared to income from operations of $9.6 million and $22.2 million, respectively, earned for the 1995 periods. Operating results have been adversely affected by the advent of unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share together with record winter snowstorms in January and weekend snowstorms in February. These factors, as well as declines in both the table games and slot machine hold percentages, resulted in three and nine month declines in net revenues at the Sands of 8.3% and 5.5%, respectively (to $71.7 million and $205.2 million in 1996 from $78.2 million and $217.1 million in
1995). In addition, marketing and advertising costs increased by $1.2 million and $10.7 million (7% and 22.8%), respectively, during the third quarter and first nine months of 1996 compared to the same periods of 1995 in response to competitive pressures.

     As a result of the foregoing, PCC experienced income from operations of $2.1 million during the three month period ended September 30, 1996 and a loss from operations of $3.1 million for the nine month period ended September 30, 1996 as compared to income from operations of $9.3 million and $21.2 million, respectively, during the same periods of 1995.

     Distributions received from PML amounted to $742,000 and $4.8 million, respectively, during the third quarter and first nine months of 1996; distributions from PML are paid in arrears. Management fees earned by PML during the three month period ended September 30, 1996 declined $377,000 (13.9%) as compared to the prior year quarter; however, such fees continue to show an increase for the nine month period ended September 30, 1996 of $222,000 (3.4%). Increased management fees during the first half of 1996 were primarily due to improved operating results subsequent to the 1995 expansion of one of the Aurora Casino's two riverboats. Area flooding and the opening of riverboat gaming operations in northern Indiana during the third quarter of 1996 had a negative impact on management fees earned by PML. In addition, PCC received $300,000 and $900,000, respectively, with respect to its consulting agreement with the Tunica Casino during the three and nine month periods ended September 30, 1996 and 1995.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


     GAMING OPERATIONS

     The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                          --------------------------  --------------------------
                                               1996         1995         1996           1995
                                          -------------  -----------  -----------  -------------
    (in thousands, except percentages)
REVENUES:
 Table games                                  $  21,170   $  24,978    $  61,750     $   72,521
 Slot machines                                   43,663      46,038      123,934        126,616
 Other (1)                                          987       1,219        3,051          3,434
                                              ---------   ---------    ---------     ----------
  Total                                       $  65,820   $  72,235    $ 188,735     $  202,571
                                              =========   =========    =========     ==========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                                  $161,052    $ 170,245    $ 444,435     $  463,555
                                              ========    =========    =========     ==========

 Hold Percentages: (3)
  Sands                                          13.1%        14.7%        13.9%          15.6%
  Atlantic City Casino
   Gaming Industry                               15.2%        15.7%        15.5%          15.9%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)                                $535,346    $521,596     $1,510,865    $1,459,882
                                              ========    ========     ==========    ==========

 Hold Percentage:(3)
  Sands (4)                                       8.2%        8.8%           8.2%          8.7%

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

     Table games drop at the Sands declined $9.2 million (5.4%) and $19.1 million (4.1%), respectively, during the three and nine month periods ended September 30, 1996 compared with the same periods of 1995. The Sands' decreases compare with increases of 6.6% and 5.9% in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share (expressed as a

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

percentage of the Atlantic City industry aggregate table game drop) decreased to 7.6% and 7.9%, respectively, during the three and nine month periods ended September 30, 1996 from 8.5% and 8.6%, respectively, during the same periods of 1995. Table game drop throughout the nine month period was adversely impacted by the increase in competitive pressures in the rated table market segment, of which a significant portion was in the "high end" and mid-market segments. The third quarter of 1996 also saw a decline in the unrated table market segment as expansions at competing properties, construction on roadways into the city and other factors all served to reduce unrated table play at the Sands.

     Slot machine handle increased $13.8 million (2.6%) and $51 million (3.5%), respectively, during the three and nine month periods ended September 30, 1996 compared with the same periods of 1995. The Sands' increases compare with 2.4% and 5.5% increases in slot machine handle for all other Atlantic City casinos. As a result, the Sands' maintained its market share of 6% during the third quarter of 1996 compared to 1995; however, its market share decreased slightly to 6.2% from 6.3% during the nine months ended September 1996 compared to the same period in 1995. The increases in slot machine handle are largely attributable to increases in marketing programs, such as coin incentive and direct marketing programs, which have resulted in significant increases in the number of bus patrons for the nine months ended September 30, 1996 compared to 1995. The Sands' average number of slot machines increased .9% during the first nine months of 1996 compared to an increase of 9.2% for all other Atlantic City casinos. The greater percentage increase in the number of slot machines for other Atlantic City casinos reflects, in part, expansions of certain facilities during 1996 which resulted in an overall increase of approximately 118,000 square feet of casino space and further contributed to the Sands' decline in market share.

     REVENUES

     Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased by $6.4 million (8.9%) and $13.8 million (6.8%), respectively, for the three and nine month periods ended September 30, 1996 compared with the same periods of 1995. Casino revenues were negatively impacted by the decline in table game wagering as discussed previously and by decreases in both the table games and slot machine hold percentages at the Sands during the 1996 periods compared to the 1995 periods.

     Rooms revenue did not change significantly during the three and nine month periods ended September 30, 1996 compared with 1995. Food and beverage revenues decreased $738,000 (7.5%) for the three month period ended September 30, 1996 compared with the 1995 period primarily due to the decline in patron volume; such revenues increased $2 million (8.1%) for the nine month period ended September 30, 1996 compared with the prior year period primarily as a result of the opening of the Epic Buffet during the third quarter of 1995. Other revenues increased $261,000 (16.6%) and $1.6 million (41.9%), respectively, during the three and nine month periods ended September 30, 1996 compared to the 1995 periods as a result of an increase in theater entertainment revenue.

     Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 55.8% and 56.8%, respectively, during the

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

three and nine month periods ended September 30, 1996 from 57.1% and 58.3% during the third quarter and first nine months of 1995. Such decreases are primarily attributable to increases in other types of marketing programs in lieu of promotional allowances.

     DEPARTMENTAL EXPENSES

     Casino expenses at the Sands remained flat during the third quarter of 1996 compared to 1995 and increased $12.1 million (7.7%) during the nine month period ended September 30, 1996 compared to the same period in 1995. The nine month increase is primarily due to the expansion of various marketing programs, particularly coin incentive programs, in response to competitive pressures. The additional costs of such programs result in greater allocation of rooms, food and beverage and other expenses to casino expense.

     Rooms expense decreased $72,000 (15.1%) during the third quarter of 1996 as compared to the same period of 1995 resulting in a nine month decrease of $278,000 (14.2%) primarily due to increased allocation of rooms expense to casino expense resulting from increases in casino marketing activities relating to rooms. Decreased payroll expenses resulting from an overall decline in occupancy particularly during the first quarter of 1996 as compared to 1995 also contributed to the reduction in rooms expense. Food and beverage expense did not change significantly during the three month period ended September 30, 1996 compared to the three month period ended September 30, 1995. The increase of $1.2 million (17%) in food and beverage expense during the nine month period ended September 30, 1996 compared to the same period in 1995 reflects increased costs associated with the Epic Buffet which were partially offset by increases in marketing programs, the costs of which are allocated to the casino department. Other expenses increased $812,000 (167.8%) and $1 million (68.6%), respectively, during the three and nine month periods ended September 30, 1996 compared with the same periods in 1995 as increases in theater entertainment costs were partially offset by increased allocations to the casino department.

     GENERAL AND ADMINISTRATIVE

     General and administrative expenses decreased $399,000 (9.7%) and $2 million (14.4%), respectively, during the third quarter and first nine months of 1996 as compared to 1995. These decreases are primarily due to decreases in equipment rental and legal expenses at the Sands and, to a lesser extent, reductions in payroll costs associated with NJMI's management of the Sands.

     INTEREST

     Interest income decreased $98,000 (18.9%) and $116,000 (8%), respectively, during the three and nine month periods ended September 30, 1996 compared with the same periods of 1995 due to a decrease in the amount of cash available for temporary cash investments. Interest expense did not change significantly during the three and nine month periods ended September 30, 1996 compared to the prior year periods.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

     EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

     Effective February 17, 1994, PCC acquired a limited partnership interest in PML, a limited partnership in which PPI Corporation is the general partner and PCC is the limited partner; PML earns management fees from the operation of the Aurora Casino. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to PPI Corporation. PCC's equity in the earnings of PML declined by 16% to $1.7 from $2 million during the third quarter of 1996 compared to the same period of 1995 primarily as a result of the factors impacting the Aurora Casino's operations as previously discussed. For the nine month period ended September 30, 1996, PCC's equity in the earnings of PML were substantially unchanged compared to the prior year period.

     INCOME TAX PROVISION

     PCC is included in HCC's consolidated federal income tax return. Pursuant to agreements between PCC, PHC and HCC, PCC's provision for federal income taxes is based on the amount of tax which would have been provided if a separate return were filed.

     PCC and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $19 million none of which expire before the year 2005 for federal tax purposes and which begin to expire in 1997 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the significant book and tax losses sustained in 1996, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at September 30, 1996.

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

     OPERATING ACTIVITIES

     At September 30, 1996, PCC had consolidated cash and cash equivalents of $18.4 million. Dividends, tax sharing payments and certain other transfers of cash from the Sands to PCC or other affiliates of the Sands are restricted by provisions to the indenture for the 10 7/8% First Mortgage Notes or are subject to the approval of the New Jersey Casino Control Commission. During the nine month period ended September 30, 1996, net cash used in operating activities was $6.8 million compared with cash provided by operating activities of $17.7 million during the same period of 1995. The change in net cash from operating activities compared to 1995 resulted primarily from a decline in operating cash flow generated by the Sands. The Sands sustained an operating cash flow deficit of $10.6 million for the nine months ended September 30, 1996 compared to net cash generated from operations of $13.4 million during the 1995 period, resulting in an aggregate decline in operating cash flow of $24 million and a decline in working capital of $25.4 million compared to September 30, 1995. PCC utilized its existing cash, available lines of credit and short-term borrowings from affiliates during the nine month period ended September 30, 1996 to meet its operating needs, to fund capital additions of $4.7 million and to make obligatory investments of $2.2 million.

     FINANCING ACTIVITIES

     During February 1994, PHC completed the refinancing of virtually all of its casino-related outstanding debt (the "PHC Recapitalization"). The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% PRT Funding Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance the Sands' first mortgage and other indebtedness scheduled to mature in 1994 and to provide partial funding for an expansion of gaming space at the Sands. As part of the PHC Recapitalization, a subsidiary of PCC also issued $15 million of 14 5/8% junior subordinated notes due in 2005 to HCC; the subsidiary loaned $10 million of such proceeds to GBHC on the same terms. During 1994, HCC assigned $6.3 million principal amount of the junior subordinated notes to PHC. Interest on this subordinated affiliate debt is payable semiannually commencing August 17, 1994, with payment subject to meeting certain financial coverage and other payment restriction tests required by

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

the indenture for the PRT Funding Notes. Because PCC had not met the financial coverage tests, interest was not paid on the February and August 1996 interest payment dates.

     As of April 30, 1996, GBHC extended $2 million of its bank line of credit until April 30, 1997. As of September 30, 1996, $2 million was outstanding under the line of credit.

     During the third quarter of 1996, GBHC borrowed $6.5 million from PHC for working capital purposes with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. Repayment of such borrowings and payment of the related accrued interest is subject to regulatory approval.

     Scheduled maturities of long-term debt during the remainder of 1996 are $3,000. Commencing in July 1997, semiannual principal payments of $2.5 million will become due with respect to the 10 7/8% First Mortgage Notes.

     CAPITAL EXPENDITURES AND OBLIGATORY INVESTMENTS

     Capital expenditures at the Sands during the nine month period ended September 30, 1996 amounted to approximately $4.7 million and management anticipates capital expenditures during the remainder of 1996 will be approximately $1 million. Projects currently planned during the remainder of 1996 include additional upgrades and improvements to rooms at the Sands, including its higher-end suite product, and other departmental expenditures.

     The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first nine months of 1996 totaled $2.2 million are anticipated to be approximately $800,000 during the remainder of 1996.

     SUMMARY

     As previously discussed, the Sands sustained a significant cash flow deficit from operations during the nine month period ended September 30, 1996 and required additional cash from affiliate borrowings and its line of credit to meet its financial obligations.

     In order to fund its future cash requirements, including debt service and obligatory investments, the Sands will need to achieve substantially improved operating results or rely on additional borrowings from affiliates. It appears that absent any further material deterioration of operating results, the Sands will be able to rely on borrowings from affiliates to meet its obligations in the near term; however, its long-term financial viability as well as that of PCC is dependent on a substantial improvement in operating results of the Sands as its affiliates have certain limitations on their ability to provide ongoing financial support.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)

     During the third quarter of 1996, PHC engaged a major Wall Street investment banking firm as its financial advisor to explore strategic transactions regarding the Sands including, among other things, the potential consummation of strategic alliances including joint ventures for the possible expansion of the Sands.

PART II:  OTHER INFORMATION
---------------------------

     The Registrants did not file any reports on Form 8-K during the quarter ended September 30, 1996.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                     PRT FUNDING CORP.
                                 PRATT CASINO CORPORATION
                                 ------------------------
                                       Registrants


Date:  November 12, 1996         By:  /s/  John C. Hull
       -----------------            -------------------------
                                     John C. Hull
                                     Principal Accounting Officer