Form 10-K
period 1996-12-31
PRT FUNDING CORP; PRATT CASINO CORP
filed 1997-03-31
CIK 912897, 912928

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 DECEMBER 31, 1996
                         -------------------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ______________________  to ______________________



Commission file number           33-69768
                      -------------------------------


                               PRT FUNDING CORP.
                           PRATT CASINO CORPORATION
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

         DELAWARE                                          75-2502289
         DELAWARE                                          75-2502292
----------------------------------             ---------------------------------
 (States or other jurisdictions of                     (I.R.S. Employer
 incorporation or organization)                       Identification No.'s)

 TWO GALLERIA TOWER, SUITE 2200
    13455 NOEL ROAD, LB 48
       DALLAS, TEXAS                                        75240
----------------------------------------       ---------------------------------
(Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code):      (972) 386-9777
                                                     ---------------------------

          Securities registered pursuant to Section 12(b) of the Act:

     $85,000,000 PRINCIPAL AMOUNT OF
 11 5/8% SENIOR NOTES DUE APRIL 15, 2004          AMERICAN STOCK EXCHANGE
-----------------------------------------   ------------------------------------
     Title of each class                    Name of exchange on which registered

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
--------------------------------------------------------------------------------
                               (Title of Class)

          Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X   NO
                                                               ---    ---


          As of March 25, 1997, 1,000 shares of Common Stock of PRT Funding Corp., $1.00 par value, were outstanding, all of which were held by Pratt Casino Corporation. As of March 25, 1997, 1,000 shares of Common Stock of Pratt Casino Corporation, $1.00 par value, were outstanding, all of which were held by an affiliate.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the following documents are incorporated by reference into the indicated part or parts of this report.

                                     NONE

          Each of the Registrants meet the conditions set forth in General Instruction (J)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                                    PART I


ITEM 1.    BUSINESS

GENERAL
-------

          The registered securities consist of 11 5/8% Senior Notes (the "PRT Funding Notes") in the principal amount of $85,000,000 due April 15, 2004 issued by PRT Funding Corp. ("PRT Funding") and listed on the American Stock Exchange. PRT Funding's obligations are unconditionally guaranteed as to the timely payment of principal, premium, if any, and interest by Pratt Casino Corporation ("PCC"), a Delaware corporation with principal executive offices at Two Galleria Tower, Suite 2200, 13455 Noel Road, LB48, Dallas, TX 75240.

          PRT Funding is wholly owned by PCC. PCC is an indirect wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"), formerly known as Pratt Hotel Corporation, a Delaware corporation which is an American Stock Exchange listed company subject to the reporting requirements of the Securities Act of 1934.

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

          PCC is a holding company that, through its subsidiaries, owns and manages the Sands. PCC is also the sole limited partner of Pratt Management, L.P. ("PML"), a limited partnership which, since February 17, 1994, manages a riverboat gaming and entertainment facility located in Aurora, Illinois (the "Aurora Casino") owned by Hollywood Casino Corporation ("HCC"), a Delaware corporation affiliated through common ownership with GBCC. Prior to December 31, 1996, HCC owned approximately 80% of the common stock of GBCC; such stock was distributed by HCC to its shareholders. PCC also receives, pursuant to a ten-year consulting agreement, a monthly consulting fee of $100,000 from a subsidiary of HCC which in August 1994 opened a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino"). Debt service on the PRT Funding Notes is funded primarily from management fees earned through NJMI from the Sands, from distributions made to PCC by PML (resulting from fees generated under the Aurora Casino Management Contract - see "Pratt Management, L.P." below) and from consulting fees earned from the Tunica Casino, supplemented by dividends, if any, received from GBHC.

THE SANDS MANAGEMENT CONTRACT
-----------------------------

          NJMI manages the Sands for GBHC pursuant to the Sands Management Contract, which was executed in August 1987 and has an initial term of 99 years. PCC acts as the sole and exclusive agent of GBHC in the supervision, direction and control of the management of the Sands and any additions or expansions thereof.

          NJMI receives (i) a base services fee of 1.5% of gross revenues (as defined), which approximates net revenue, and (ii) an incentive fee determined as a varying percentage of gross operating profit (as defined), less the base service fee. The incentive fee equals 5% of gross operating profit and increases in increments (up to 7.5%) for each $5 million increase in gross operating profit. Both the base services and incentive fees are paid monthly in arrears.

          The Sands Management Contract can be terminated by either party upon 180 days written notice in the event of the other party's material breach of the agreement, inability to pay debts generally as they become due, bankruptcy or other similar proceedings, action to suspend normal business operations, or imposition of any materially adverse levy or judgment. Furthermore, NJMI has the right to terminate the Sands Management Contract if GBHC fails to furnish funds required for NJMI to manage the Sands or fails to compensate or reimburse NJMI, and NJMI is entitled to liquidated damages in an amount equal to twice the base services fee and the incentive fee earned by NJMI in the preceding fiscal year.

THE SANDS
---------

          For a description of the Sands' facilities, please refer to "Item 2. - Properties." The Sands has begun a phased introduction of a motion picture theme (the "Hollywood Theme") currently used by other gaming facilities managed by subsidiaries of GBCC on behalf of HCC. The Hollywood Theme incorporates designs inspired by famous movies, displays of motion picture memorabilia and movie themed gaming, entertainment and dining areas. Management believes the timelessness and flexibility of the Hollywood Theme will have particular appeal to Atlantic City casino patrons who tend to visit frequently. Implementation of the Hollywood Theme, which will be accomplished as part of the ongoing capital improvements program, began with the 1995 openings of the "Epic Buffet," a highly themed food and beverage facility, and the Hollywood Casino(R) Studio Store, a highly themed retail store. The conversion is expected to be completed in the near future.

          Business Strategy. The Sands' marketing strategy in the highly
          -----------------
competitive Atlantic City market has consisted of seeking higher-value repeat patrons though its ongoing capital improvements program and its use of sophisticated casino information technology to monitor and control certain casino operations and to target marketing efforts toward frequent visitors. Traditionally, the Sands has been successful in its marketing efforts toward the high end, frequent table game and slot patron through its offering of private, limited-access facilities and related amenities to premium patrons. While the Sands has strived to maintain its position in this segment, the completion of the Sands' expansion in 1994 has allowed the Sands to broaden its appeal to the mass drive-in patron for continued growth in this market segment.

          Generally, the Sands has three types of patrons: high-end patrons, drive-in patrons, and bus patrons. High-end patrons have gaming budgets of $5,000 or more per visit, drive-in patrons typically live within a 200 mile radius of the Sands and utilize the Sands' parking garage and bus patrons are generally day-travelers who purchase "ticket coin packages" which include bus transportation to and from the casino and a specified amount of coins to use in the casino.

          The marketing strategy of the Sands has been to attract higher-value, repeat patrons who return frequently and typically have larger gaming budgets than other patrons who do not gamble regularly. The Sands has implemented this strategy through its focus of capital dollars in its high-end product and conversion to the Hollywood Theme. The Sands' facilities and programs, including the Plaza Club, the Island Club and hotel suites, have been designed to appeal principally to these target patrons.

          In implementing the Sands' marketing and operating strategy, the Sands uses proprietary casino information technology developed by Advanced Casino Systems Corporation ("ACSC"), an affiliate of GBHC. This technology includes ACSC's table game and slot machine monitoring systems which enable the Sands to track and rate patron play through the use of a casino player's card. These systems provide management with the key characteristics of patron play as slot machines and table games are connected with its data base monitoring system. When patrons use the casino player's card at slot machines or table games, the information is immediately available to management and allows management to implement marketing programs to recognize and reward patrons during their visits to the casino. Such promotions and complimentaries include free meals, hotel accommodations, retail merchandise, parking and sweepstakes giveaways based on slot machine patrons' gross wagering. Management believes that its ability to reward its customers on a "same-visit" basis is valuable in developing a loyal base of higher value patrons. ACSC's systems also allow the Sands to monitor, analyze and control the granting of gaming credit, promotional expenses and other marketing costs. ACSC also has developed a system that the Sands utilizes to capture and maintain patron information necessary in implementing its casino players' card and other data base marketing programs.

          Management uses its data bases to focus its marketing efforts on patrons who have been identified as higher value patrons. Management believes that its process of identifying higher value patrons, encouraging participation in its casino player's card program and tailoring promotions and special events to cater to this market segment enhances the profitability of the Sands.

          The Sands also markets to the "mass" casino patron market segment through various forms of advertising media as well as through group and bus tour packages. Once new patrons are introduced to the Sands' gaming facilities and the casino player's card program, management uses its data base capabilities to direct market to these patrons in an attempt to convert them into higher value patrons.

          Competition.  The Sands faces intense competition from the 11 other
          -----------
existing Atlantic City casinos. According to reports of the New Jersey Casino Control Commission (the "Casino Commission"), the twelve Atlantic City casinos currently offer over one million square feet of gaming space. Several companies recently announced plans to build and operate additional casino/hotels over the next few years. For example, Mirage Resorts and Circus Circus have jointly submitted a proposal to the city for an approximately $1 billion resort complex consisting of two casinos, two 2,000 room hotels, several theaters and an upscale shopping concourse. The State of New Jersey has committed funding to build a tunnel to access this complex. Also, Sun International recently acquired an existing casino in Atlantic City and has announced plans for a $500 million expansion and renovation including the addition of 1,400 hotel rooms and a 22,000 square foot expansion of gaming space. Also during 1996, Hilton Hotels Corporation ("Hilton") acquired Bally Entertainment Corporation which operated two casino properties in Atlantic City. The acquisition immediately established Hilton as a presence in the Sands' market and, given the strength of the Hilton brand name, has resulted in a new and formidable competitor. Hilton has also announced its intention to launch a tender offer for control of ITT Corporation, owner and operator of Caesars Atlantic City, and is attempting to acquire control of Claridge Hotel and Casino Corp. through the acquisition of a significant portion of its outstanding debt. Other individuals have also submitted applications and have been qualified in New Jersey to hold casino licenses. Legislation enacted during 1996 and 1993 requires the allocation of an aggregate of $175 million of Casino Reinvestment Development Authority ("CRDA") funds and credits to subsidize the construction of new hotel rooms by casinos in Atlantic City. The CRDA is a governmental agency which administers the statutorily mandated investments made by casino licensees. Competitors of the Sands which have the financial resources and that can currently access such funds and are capable of physically expanding their facilities so as to take advantage of such subsidy may benefit disproportionately from such legislation. Plans have been announced by other casino operators to complete in excess of 3,400 rooms within the required subsidy period. The expansion of existing gaming facilities and the addition of new casinos could significantly increase the competitiveness of the Atlantic City market.

          In this highly competitive environment, each property's relative success is affected by a great many factors that relate to its location and facilities. These include availability and number of parking facilities, hotel accommodations, proximity to the Boardwalk, proximity to other casino/hotels, and access to the main expressway entering into Atlantic City. GBHC believes its operating strategy and facilities will enable it to compete against most other Atlantic City casino/hotels, many of which have greater sources of funding for capital improvements and financial resources for marketing and promotional budgets than GBHC.

          Management estimates that a significant amount of the Sands' revenues is derived from patrons living within a 120 mile radius of Atlantic City, New Jersey, particularly from southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Proposals to allow casino gaming in certain areas of Pennsylvania and New York have been defeated within the past two years. If casino gaming were to be legalized in those areas or in other venues that are more convenient to those areas, it could have a material adverse effect on the Sands. Gaming is currently conducted on Indian lands in nearby states, including the Foxwoods and Mohegan Sun Casinos in Connecticut and the Turning Stone Casino in Oneida, New York near Syracuse. In addition, slot machines are now allowed at race tracks in the State of Delaware.

          Industry Developments.  A number of significant changes to the
          ---------------------
regulations governing the casino industry have been approved by New Jersey regulators in recent years. Additional deregulation of the industry occurred in 1995 with the enactment of legislation amending the New Jersey Casino Control Act (the "Casino Act"). Among other things, the amendments allow an increase from 50,000 to 60,000 square feet of casino space for the minimum required 500 hotel rooms, eliminate any licensing requirements for certain hotel employees, provide for temporary licensing for all casino employees, increase the maximum renewal period of casino licenses for up to four years, permit the square footage of simulcast space to be considered in determining the permissible density of slot machines, and eliminate business and experience requirements for employee licensing. The legislation also removes the ownership limit of three casino licenses per person.

          Partly as a result of such regulatory changes, the Atlantic City gaming industry has continued to grow. Revenues have increased from $3.4 billion in 1994 to $3.7 billion in 1995 (an increase from the previous year of 9.5%) and to $3.8 billion in 1996 (an increase from the previous year of 1.8%). The 1996 increase resulted primarily from an overall expansion of gaming space to approximately one million square feet at the end of 1996 from approximately 950,000 square feet at the end of 1995, an increase in the number of hotel rooms available in the Atlantic City market and an intense marketing campaign undertaken by the industry during most of 1996.

          Casino/hotel operators have also benefited in recent years from a trend toward increased slot play as slot machines have increasingly become more popular than table games with loyal and frequent patrons, as well as with recreational and other casual visitors. Casino operators have been catering increasingly to slot patrons through new forms of promotions and incentives such as slot machines which are linked between the various casinos to pay out a pooled jackpot and more attractive gaming machines. Slot machines generally produce higher margins and profitability than table games because they require less labor and have lower operating costs. As a result, slot machine revenue growth has significantly outpaced table game revenue growth in recent years to the point where for 1996 slot win accounted for approximately 68.9% of total Atlantic City gaming win. Table games remain important, however, in catering to the higher-end segment of gaming patrons as well as in adding to the gaming ambience and providing a varied gaming experience.

          Casino Credit.  Casino operations are conducted on both a credit and a
          -------------
cash basis. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable under New Jersey law. For the year ended December 31, 1996, gaming credit extended to Sands' customers accounted for approximately 26.1% of overall table game wagering, while table game wagering accounted for approximately 22.8% of overall casino wagering during the period. At December 31, 1996, gaming receivables amounted to $24.4 million before allowances for uncollectible gaming receivables amounting to $15.5 million. Management of the Sands believes that the allowances for uncollectible gaming receivables are adequate.

          License Agreement.  GBCC entered into a 99-year license agreement (the
          -----------------
"Sands License Agreement") during 1987 to use the trade name "Sands" in Atlantic City, New Jersey . GBHC pays an annual royalty of 3% of gross room charges, as defined in the Sands License Agreement. Such charges amounted to $283,000 during the year ended December 31, 1996 and $288,000 during each of the years ended December 31, 1995 and 1994.

          Employees and Labor Relations.  In Atlantic City, all casino
          -----------------------------
employees, except certain hotel employees, must be licensed under the Casino Act. Due to the seasonality of the operations of the Sands, the number of employees varies during the course of the year. At December 31, 1996, there were approximately 3,200 employees at the Sands. The Sands has collective bargaining agreements with two unions that represent approximately 1,000 hotel employees, substantially all of whom are represented by the Hotel, Restaurant Employees and Bartenders International Union, AFL-CIO, Local 54. The collective bargaining agreements expire in September 1999. Management considers its labor relations to be good.

PRATT MANAGEMENT, L.P.
----------------------

          Pursuant to the Agreement of Limited Partnership, PML makes distributions to PCC in an amount equal to 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, all of which comes from management fees received from the management of the Aurora Casino pursuant to the Aurora Casino Management Contract. For the year ended December 31, 1996, distributions totaled $6.4 million.

          The Aurora Casino Management Contract.  PML manages the Aurora Casino
          -------------------------------------
pursuant to the Aurora Casino Management Contract, which was executed in June 1991 and has an initial term of 99 years. PML acts as the sole and exclusive agent in the supervision, direction and control of the management of the Aurora Casino and any additions or expansions thereof.

          PML receives a quarterly base management fee generally equal to 5% of operating revenues (as defined in the agreement). However, for so long as certain indebtedness of HCC remains outstanding, payment of the base services fee is (i) subject to a maximum of $5.5 million in any consecutive 12 month period; (ii) subordinate to payment of interest on the HCC indebtedness and certain other indebtedness; and (iii) conditioned upon compliance with indentures governing such indebtedness.

          PML also receives an incentive fee equal to 10% of gross operating profit (as defined in the agreement). However, for as long as certain HCC indebtedness remains outstanding, the incentive fee may not be paid until Gross Operating Cash Flow (as defined in the agreement) is at least $25 million for any consecutive 12 month period.

          The Aurora Casino Management Contract can be terminated by either party upon 45 days prior written notice in the event of the other party's material breach of the agreement, inability to pay debts generally as they become due, bankruptcy or other similar proceedings, action to suspend normal business operations, or imposition of any materially adverse levy or judgment. Furthermore, PML has the right to terminate if the HCC subsidiary which owns the Aurora Casino fails to furnish funds required for PML to manage the Aurora Casino or fails to compensate or reimburse PML. In such case, PML is entitled to liquidated damages in an amount equal to 10 times the aggregate base services fee and incentive fee earned by PML in the preceding fiscal year.

THE AURORA CASINO
-----------------

          The Aurora Casino commenced operations on June 17, 1993 and is one of only four casinos in Illinois now operating within 50 miles of downtown Chicago. The Aurora Casino currently consists of two multi-level riverboat casinos containing an aggregate of approximately 32,100 square feet of gaming space with approximately 975 slot machines and approximately 56 table games. The Aurora Casino also includes an approximately 64,000 square foot land-based Pavilion through which patrons board the facility's two riverboat casinos via enclosed passenger loading ramps. The highly themed Pavilion features a glass-domed, four-story atrium with two grand staircases, two upscale lounges, two gourmet restaurants, a large buffet and a diner. Patrons of the Aurora Casino are offered valet and self-parking in two multi-level parking garages that accommodate approximately 1,340 cars, as well as other available surface parking.

          Since a majority of the facility's patrons arrive by car, HCC completed construction during 1996 of a new five-story, approximately 500-space parking garage directly across the street from the Pavilion designed to enhance access to the Aurora Casino. The parking garage is connected to the Pavilion through a climate controlled tunnel. The new structure also contains approximately 1,500 square feet of retail space, the "Hollywood Casino(R) Studio Store," a highly themed store selling logo items licensed from motion picture studios as well as first-run movies on videocassette. See "Properties - The Aurora Casino".

          In order to enhance the operating performance of the Aurora Casino, HCC completed a major expansion and renovation of the Aurora facility in 1995. The first phase of this project was completed on May 10, 1995 with the opening of a 10,000 square foot expansion of one of the Aurora Casino's riverboats. Management believes that prior to the expansion, the Aurora Casino's gaming facilities were capacity constrained during peak periods, which limited the property's operating performance. The casino expansion increased the Aurora Casino's gaming space by approximately 45% to the current 32,100 square feet, allowed the facility to offer patrons the maximum number of gaming positions permitted by Illinois gaming regulations in a spacious, highly-themed setting. HCC also completed a renovation of the Aurora Casino's second riverboat casino in September 1995 which included the installation of new interior decor more extensively utilizing the Hollywood Theme and the reconfiguration of gaming areas to provide a more spacious and comfortable setting.

          Business Strategy.  The Aurora facility's primary market is the
          -----------------
affluent suburbs north and west of Chicago. Based on a sampling of its patrons, the Company believes that the casino drew approximately 40% of its patrons from such suburbs during 1996. Approximately 7.1 million people live within a 40-mile radius and approximately 11.6 million people live within a 100-mile radius of the Aurora Casino. The facility is easily accessible from major highways, can be reached from downtown Chicago in approximately 50 minutes by trains which average 20 trips a day, and is approximately 30 miles from O'Hare International Airport. The four operating Chicago-area casinos, including the Aurora Casino, have approximately 132,000 square feet of combined gaming space. No additional casinos may be licensed in Illinois without the passage of new state legislation.

          The Aurora Casino's riverboats currently depart from their landings for as many as 18 cruises daily, commencing at various times from 8:30 a.m. until 4:30 a.m. This schedule may be varied, based on experience and seasonal factors. The use of a staggered cruise schedule with two vessels significantly reduces the waiting time until the next gaming session for patrons who miss a cruise departure. Once passengers board, they are permitted to game during the half hour prior to the time the riverboat departs. After the excursion, passengers are permitted to game for another half hour before new passengers board, for a total of two to three hours of gaming per cruise, depending on the cruising schedule. In addition, Illinois regulations permit dockside gaming if the riverboat captain reasonably determines that it is unsafe to cruise due to inclement weather, mechanical or structural problems or river icing. During dockside gaming, the Aurora riverboats operate on their normal schedules and passengers may leave the vessels at any time but may board only during the half hour prior to the regularly scheduled start of the cruise.

          The Aurora Casino employs a marketing strategy designed to take advantage of its proximity to the affluent northern and western suburbs of Chicago and the large population base of the Chicago metropolitan area. Management uses a patron data base developed through ACSC's systems to focus its marketing efforts on patrons who have been identified through the system as having the characteristics of a higher value patron. Given the limited number of gaming positions available on each daily casino excursion, management believes that its process of identifying the premium patron, encouraging participation in its various casino players' card programs and tailoring promotions and special events to cater to this market segment will enhance profitability.

          The Aurora Casino also markets to the "mass" casino patron market segment through various forms of advertising media as well as through group and bus tour packages. Once new patrons are introduced to the Company's gaming facility and its casino players' card programs, management uses its data base capabilities to direct market to these patrons in an attempt to convert them into higher value patrons.

          Management believes that the Aurora Casino's facilities, in particular its highly themed dockside Pavilion and its close proximity to the Paramount Theatre, an 1,800-seat art deco theatre in which the Company features headliner entertainment, are appealing to both the premium and mass casino patron markets. Entertainers who have appeared include Frank Sinatra, Tom Jones, Ann-Margaret, the Temptations, Howie Mandel, Willie Nelson and the Bolshoi Ballet.

          Competition.  The gaming industry is highly fragmented and
          -----------
characterized by a high degree of competition among a large number of participants, some of which have greater financial and other resources than HCC. Competitive gaming activities include land-based casinos, dockside casinos, riverboat casinos, video lottery terminals, Indian gaming and other forms of legalized gaming in the United States and other jurisdictions. Casino gaming is currently permitted in a number of states, including Colorado, Illinois, Indiana, Iowa, Louisiana, Michigan, Mississippi, Missouri, Montana, Nevada, New Jersey and South Dakota, and in Windsor, Ontario, Canada, as well as on Native American Indian lands in certain states. Other jurisdictions may legalize gaming in the near future through the introduction of proposals to legalize gaming in their state legislatures. In addition, established gaming jurisdictions could award additional gaming licenses or permit the expansion of existing gaming operations. New or expanded operations by other persons can be expected to increase competition and could have a material adverse impact on the Aurora Casino.

          The Illinois Riverboat Gambling Act and the rules promulgated by the Illinois Gaming Board thereunder (the "Riverboat Act") authorizes only ten owner's licenses for riverboat gaming operations in Illinois and permits a maximum of 1,200 gaming positions (as defined by the Illinois Gaming Board) at any time for each of the ten licensed sites. All authorized owner's licenses have been granted and no additional licenses or gaming positions can be permitted without further state legislation. Four riverboat sites, including the Aurora Casino, are currently licensed in Illinois within 50 miles of downtown Chicago. Two of these riverboat sites are in Joliet, approximately 42 miles southwest of downtown Chicago, and a third is in Elgin, Illinois, approximately 20 miles from Aurora, 45 miles from downtown Chicago and amid the affluent northern and western suburbs. The Aurora Casino has also experienced increased competition from three riverboat operations opened during 1996 in northwestern Indiana within 25 miles of downtown Chicago. An additional riverboat operation with approximately 50,000 square feet of gaming space is anticipated to open in East Chicago, Indiana in May 1997. Increased competition from casinos in Indiana has resulted in greater competition for patrons from the downtown Chicago market and from the suburban Chicago market. The next closest operating casinos are in Milwaukee, Wisconsin, approximately 90 miles from downtown Chicago, and in Peoria, and Rock Island, Illinois, approximately 160 miles from downtown Chicago. Management understands that legislation may be introduced in the Illinois legislature to authorize one or more land-based and/or riverboat casinos in downtown Chicago and/or the granting of additional casino licenses elsewhere in Illinois including within the Company's principal market. In addition, the authorization for up to three casinos in Detroit, Michigan was approved in late 1996. Several major competitors have expressed an interest in the Detroit market; however, the establishment of a regulatory system and subsequent licensing have yet to be accomplished. Accordingly, it is not anticipated that any casino will be operational until late 1997 or 1998. Native American Indian tribes are seeking to open casino facilities in northwestern Indiana and Michigan under the Indian Gaming Regulatory Act. The opening of additional casinos proximate to Chicago could have a material adverse impact on the Aurora Casino.

          Casino Credit.  Casino operations are conducted on both a credit and a
          -------------
cash basis. Gaming debts arising in Aurora in accordance with applicable regulations are enforceable under Illinois law. For the year ended December 31, 1996, gaming credit extended to customers accounted for approximately 13.9% of overall table game wagering, while table game wagering accounted for approximately 13.8% of overall casino wagering during the period. At December 31, 1996, gaming receivables amounted to $2.1 million before allowances for uncollectible gaming receivables which amounted to $690,000. Management of the Aurora Casino believes that the allowances for uncollectible gaming receivables are adequate.

          Employees and Labor Relations.  In Aurora, all casino employees must
          -----------------------------
be licensed by the Illinois Gaming Board. At December 31, 1996 there were approximately 1,650 employees at the Aurora Casino, none of whom are represented under collective bargaining agreements. Management considers its labor relations to be good.

THE TUNICA CASINO CONSULTING AGREEMENT
--------------------------------------

          PCC, through its ownership and management of the Sands and through its management of the Aurora Casino, has certain casino management experience and expertise which the Tunica Casino as a newly established business did not have. In order to utilize PCC's experience and expertise, the Tunica Casino entered into a consulting agreement with PCC as of January 1, 1994. The agreement has a term of 10 years and provides, among other things, for PCC to advise and consult the Tunica Casino on any matters relating to business and for monthly payments of $100,000 to PCC for its performance thereunder. The Tunica Casino is also obligated to reimburse PCC for its direct costs and expenses incurred under the agreement.

CASINO REGULATION
-----------------

          NEW JERSEY

          Casino gaming is strictly regulated in Atlantic City under the Casino Act and the rules and regulations of the Casino Commission, which affect virtually all aspects of the operations of the Sands. The laws, rules and regulations affecting Atlantic City gaming operations concern primarily the financial stability, integrity and character of casino operators, their employees, their debt and equity security holders and others financially interested in casino operations; the nature of casino/hotel facilities; the operation methods (including rules of games and credit granting procedures); and financial and accounting practices used in connection with casino operations. A number of these regulations require practices that are different from those in many casinos in Nevada and elsewhere, and some of these regulations result in casino operating costs greater than those in comparable facilities in Nevada and elsewhere.

          Casino Licenses.  The Casino Act requires that all casino operations
          ---------------
be licensed by the Casino Commission and that all employees (except for certain non-casino job positions), major shareholders and other persons or entities financially interested in the casino operation be either licensed or approved by the Casino Commission. A license is not transferable and may be revoked or suspended under certain circumstances by the Casino Commission. A plenary license authorizes the operation of a casino with the games authorized in an operation certificate issued by the Casino Commission, and the operation certificate may be issued only on a finding that the casino conforms to the requirements of the Casino Act and applicable regulations and that the casino is prepared to entertain the public. Under such determination, GBHC and NJMI have been issued plenary casino licenses, and GBCC has been approved as a holding company of a casino licensee.

          The plenary licenses issued to GBHC and NJMI to own and operate the Sands were renewed by the Casino Commission in September 1996 and extended through September 30, 2000, subject to review of the Sands' financial stability during 1997. Terms of the current license require GBHC to comply with periodic financial reporting requirements and to obtain prior Casino Commission approval of certain cash transactions with affiliates.

          The Casino Act provides for a casino license fee of not less than $200,000 based upon the cost of the investigation and consideration of the license application, and a renewal fee of not less than $100,000 or $200,000 for a one year or four year renewal, respectively, based upon the cost of maintaining control and regulatory activities. In addition, a licensee must pay annual taxes of 8% of casino win (as defined in the Casino Act), net of a provision for uncollectible accounts of up to 4% of casino win. During the years ended December 31, 1996, 1995 and 1994, the taxes assessed by, and the license and other fees paid by the Sands to the Casino Commission amounted to $23.5 million, $25 million and $24.5 million, respectively.

          The Casino Act also requires a casino licensee to make certain approved investments (including CRDA bonds) in New Jersey of at least 1.25% of its gross casino revenues (as defined in the Casino Act) or pay an investment alternative tax of 2.5% of its gross casino revenues.

          GBHC has, from time to time, contributed certain amounts held in escrow to the CRDA. In return, the CRDA granted GBHC waivers of certain of its investment obligations in future periods. GBHC made such contributions during the years ended December 31, 1996, 1995 and 1994 totaling $1.5 million, $250,000 and $2.5 million, respectively, resulting in waivers granted by the CRDA during 1995 totaling $128,000. No such waivers were granted during 1996 and 1994; however, the contributions have been designated for projects expected to benefit the community and the Sands facility.

          The Casino Act also imposes certain restrictions upon the ownership of securities issued by a corporation that holds a casino license or is a holding company of a corporate licensee. Among other restrictions, the sale, assignment, transfer, pledge or other disposition of any security issued by a corporate licensee or holding company is subject to the regulation of the Casino Commission. In the case of corporate holding companies whose stock is publicly traded, the Casino Commission may require divestiture of the security held by a disqualified holder such as an officer, director or controlling stockholder who is required to be qualified under the Casino Act.

          Note holders are also subject to the qualification provisions of the Casino Act and may, in the sole discretion of the Casino Commission, be required to make filings, submit to regulatory proceedings and qualify under the Casino Act. If an investor is an "Institutional Investor" such as a retirement fund for governmental employees, a registered investment company or adviser, a collective investment trust, or an insurance company, then, in the absence of a prima facie showing to the New Jersey Division of Gaming Enforcement that the "Institutional Investor" may be found unqualified, the Casino Commission shall grant a waiver of this qualification requirement with respect to publicly traded debt or equity securities if the investor will own (i) less than 10% of the common stock of the company in question on a fully diluted basis, (ii) less than 20% of such company's indebtedness or (iii) less than 50% of an outstanding issue of indebtedness of such company; the Casino Commission, upon a showing of good cause, may, in its sole discretion, grant a waiver of qualification to an "Institutional Investor" not satisfying the above criteria. An Institutional Investor must also purchase securities for investment and have no intent to influence the management or operations of such company. The Casino Commission may, in its sole discretion, grant a waiver of the qualification requirement to investors not qualifying as "Institutional Investors" under the

Casino Act if such investor will own less than 5% of the publicly traded common stock of such company on a fully diluted basis or less than 15% of the publicly traded outstanding indebtedness of such company.

          ILLINOIS

          The Riverboat Act authorizes riverboat gaming on navigable streams within or forming a boundary of the State of Illinois except for Lake Michigan and any waterway in Cook County, which includes Chicago. The Riverboat Act strictly regulates the facilities, persons, associations and practices related to gaming operations pursuant to the police powers of the State of Illinois, including comprehensive law enforcement supervision. The Riverboat Act grants the Illinois Gaming Board specific powers and duties, and all other powers necessary and proper to fully and effectively execute the Riverboat Act for the purpose of administering, regulating and enforcing the system of riverboat gaming. The Illinois Gaming Board's jurisdiction extends to every person, association, corporation, partnership and trust involved in riverboat gaming operations in the State of Illinois.

          Supplier's License.  PML is required to maintain a supplier's license
          ------------------
with respect to the management services it provides to the Aurora Casino. PML's supplier's license expired in December 1996 and was renewed by the Illinois Gaming Board through December 1997. A supplier's license is eligible for renewal upon payment of the applicable fee and a determination by the Illinois Gaming Board that the licensee continues to meet all of the requirements of the Riverboat Act. The Illinois Gaming Board also requires that officers, directors and employees of suppliers be licensed. Licenses issued by the Illinois Gaming Board may not be transferred to another person or entity. All licenses must maintain their suitability for licensure and have a continuing duty to disclose any material changes in information provided to the Illinois Gaming Board.

          A holder of any license is subject to imposition of penalties and fines, suspension or revocation of such license, or other action for any act or failure to act by such holder or his or her agents or employees, that is injurious to the public health, safety, morals, good order and general welfare of the people of the State of Illinois, or that would discredit or tend to discredit the Illinois gaming industry or the State of Illinois. The Illinois Gaming Board may revoke or suspend licenses, as the Board may see fit and in compliance with applicable laws of Illinois regarding administrative procedures.

          Regulation of Gaming Operations.  The Riverboat Act does not limit the
          -------------------------------
maximum bet or per patron loss and licensees may set any maximum or minimum limits on wagering. Vessels must have the capacity to hold a minimum of 500 persons if operating on the Mississippi River or the Illinois River south of Marshall County, and a minimum of 400 persons on any other waterway. The number of gaming positions is limited to a maximum of 1,200 per license. Gaming sessions are limited to a four hour duration; however, special event extended cruises may be authorized by the Illinois Gaming Board.

          If a riverboat captain reasonably determines for reasons of safety that although seaworthy, the riverboat should not leave the dock or should return immediately thereto, due to inclement weather, river icing, or mechanical or structural difficulties, a gaming excursion may commence or continue while the gangplank or its equivalent is raised and remains raised, in which event the riverboat is not considered docked. Recently, the Illinois Gaming Board amended its rules to clarify the circumstances under which dockside gaming will be permitted and to require the imposition of a fine for violations of the cruising requirements.

          A $2 per person admission tax is imposed on the owner of a riverboat operation. Such admission tax for the Aurora Casino amounted to $6.4 million, $5.4 million and $4.7 million , respectively, during 1996, 1995 and 1994. Additionally, a wagering tax is imposed on the adjusted gross receipts, as defined in the Riverboat Act, of a riverboat operation at the rate of 20%. The licensee is required to wire transfer all such gaming tax payments to the Illinois Gaming Board.

     The Illinois Gaming Board is authorized to conduct investigations into the conduct of gaming and into alleged violations of the Riverboat Act and to take such disciplinary and enforcement action as it may deem necessary and proper. Employees and agents of the Illinois Gaming Board have access to and may inspect any facilities relating to the riverboat gaming operations at all times .

     Any riverboat operation not conducted in compliance with the Riverboat Act may constitute an illegal gaming place and consequently may be subject to criminal penalties, which penalties include possible seizure, confiscation and destruction of illegal gaming devices and seizure and sale of riverboats and dock facilities to pay any unsatisfied judgment that may be recovered and any unsatisfied fine that may be levied. The Riverboat Act also provides for civil penalties equal to the amount of gross receipts derived from wagering on the gaming, whether unauthorized or authorized, conducted on the day of any violation.

     The Illinois Gaming Board may waive any licensing requirement or procedure provided by rule if it determines that such waiver is in the best interests of the public and the gaming industry.

ITEM 2.   PROPERTIES

       The Sands is located in Atlantic City, New Jersey on approximately 4.8 acres of land one-half block from the boardwalk at Brighton Park between Indiana Avenue and Dr. Martin Luther King, Jr. Boulevard. The Sands facility currently consists of a casino and simulcasting facility with approximately 76,000 square feet of gaming space containing approximately 2,000 slot machines and approximately 125 table games; a hotel with 532 rooms (including 58 suites); six restaurants; a cocktail lounge; two private lounges for invited guests (the Plaza Club and the Island Club); an 800-seat cabaret theater; retail space; an adjacent nine-story executive office building with 77,000 square feet of office space for its executive, financial and administrative personnel; the "People Mover", an elevated, enclosed, one-way moving sidewalk connecting the Sands to the Boardwalk; and parking for approximately 1,900 vehicles. In addition, a warehouse near Atlantic City and a building located in Atlantic City that houses a print shop and auto shop support the operations of the Sands.

       On February 17, 1994, GB Property Funding issued $185 million of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2.5 million will become due on each interest payment date with the balance due at maturity. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

       The indenture to the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of GBCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture provides for the maintenance of certain cash balances and requires minimum expenditures, as defined in the indenture, for property and fixture renewals, replacements and betterments at the Sands.

       On February 17, 1994, PRT Funding issued the PRT Funding Notes. Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with the indenture to the 10 7/8% First Mortgage Notes described above.

       Although it has no ownership interest in the Aurora Casino, PCC manages the facility under the Aurora Casino Management Contract. For a description of the facility, see "Business - The Aurora Casino" above.

ITEM 3.  LEGAL PROCEEDINGS

       PCC is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact upon the consolidated financial position or results of operations of PCC.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

       PRT Funding's common stock, 1,000 shares with par value of $1.00 per share, is its sole voting security; all of the 1,000 shares outstanding are owned by Pratt Casino Corporation.

       PCC's common stock, 1,000 shares with par value of $1.00 per share, is its sole voting security; all of the 1,000 shares outstanding are owned by PPI Corporation, a wholly owned subsidiary of GBCC.

       PRT Funding has not paid any dividends in the past and has no plans to pay any dividends in the future. PCC paid dividends to its sole shareholder in 1994 as part of a financial restructuring; PCC has no plans to pay dividends on its common stock in the foreseeable future. See Note 4 of "Notes to Consolidated Financial Statements" for a description of certain agreements that impose specified restrictions on the transfer of funds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Annual Report on Form 10-K contains forward-looking statements about the business, financial condition and prospects of PCC. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including among other things, changes in competition, economic conditions, tax regulations, state regulations applicable to the gaming industry in general or PCC in particular, and other risks indicated in PCC's filing with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Annual Report on Form 10-K, the words "believes", "estimates", "anticipates" and similar expressions as they relate to PCC or its management are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

     GENERAL

       The Sands sustained a loss from operations, exclusive of management fees paid to NJMI, of $3.7 million for the year ended December 31, 1996 compared to income from operations of $24.2 million for 1995. Operating results have been adversely affected by the advent of unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share and to a lesser degree by severe winter snowstorms in January and February. These factors, as well as declines in both the table games and slot machine hold percentages, resulted in a decline in net revenues at the Sands of 6.8% (to $264.8 million during 1996 from $284 million during 1995). In addition, marketing and advertising costs increased by $10.9 million (17.3%) during 1996 compared to 1995 in response to competitive pressures.

       Distributions received from PML amounted to $6.4 million during 1996, approximating PCC's equity in PML's earnings of $6.2 million; distributions from PML are paid in arrears. Management fees earned by PML during 1996 did not change significantly from those earned during 1995. Increased management fees during the first half of 1996 were primarily due to improved operating results subsequent to the 1995 expansion of one of the Aurora Casino's two riverboats. Area flooding and the opening of three riverboat gaming operations in northern Indiana during the second half of 1996 had a negative impact on management fees earned by PML. In addition, PCC received $1.2 million with respect to its consulting agreement with the Tunica Casino.

       As a result of the foregoing, PCC experienced a loss from operations of $4.5 million for the year ended December 31, 1996 as compared to income from operations of $22.8 million during 1995.

  GAMING OPERATIONS

  The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                 YEAR ENDED DECEMBER 31,
                          -------------------------------------
                             1996         1995         1994
                          -----------  -----------  -----------
                           (IN THOUSANDS, EXCEPT PERCENTAGES)

REVENUES:
 Table games              $   79,127   $   95,835   $   96,485
 Slot machines               159,972      163,821      155,381
 Other (1)                     3,790        4,392        4,341
                          ----------   ----------   ----------

  Total                   $  242,889   $  264,048   $  256,207
                          ==========   ==========   ==========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)              $  576,577   $  606,283   $  605,854
                          ==========   ==========   ==========

 Hold Percentages: (3)
  Sands                         13.7%        15.8%        15.9%
  Atlantic City Casino
   Gaming Industry              15.5%        15.9%        15.8%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)            $1,954,612   $1,892,159   $1,760,279
                          ==========   ==========   ==========

 Hold Percentage:(3)
  Sands (4)                      8.2%         8.7%         8.8%

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

(4) The Sands' hold percentage with respect to slot machines is reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available. The 1994 hold percentage calculations for the Sands have been adjusted to exclude the recognition of approximately $1 million, in slot machine revenues resulting from the reversal of certain progressive jackpot liabilities (see "Revenues" below).

     Table games drop at the Sands declined $29.7 million (4.9%) during 1996 compared with 1995. The Sands' decrease compares with an increase of 5% in table drop for all other Atlantic City casinos during the same period. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 7.7% during 1996 from 8.5% during 1995.

Table game drop throughout the year was adversely impacted by the increase in competitive pressures in the rated table market segment, of which a significant portion was in the "high end" and mid-market segments. The last six months of 1996 also saw a decline in the unrated table market segment as expansions at competing properties, construction on roadways into the city and other factors all served to reduce unrated table play at the Sands.

  Slot machine handle increased $62.5 million (3.3%) during 1996 compared with 1995. The Sands' increase compares with a 4.9% increase in slot machine handle for all other Atlantic City casinos. As a result, the Sands' market share of slot machine play declined slightly to 6.1% from 6.2% during 1995. The increase in slot machine handle is largely attributable to increases in marketing programs, such as coin incentive and direct marketing programs, which resulted in significant increases in the number of bus patrons for 1996 compared to 1995. The Sands' average number of slot machines increased by less than 1% during 1996 compared to an increase of 11.3% for all other Atlantic City casinos. The greater percentage increase in the number of slot machines for other Atlantic City casinos reflects, in part, expansions of certain facilities during 1996 which resulted in an overall increase of approximately 121,000 square feet of casino space and further contributed to the Sands' decline in market share.

  REVENUES

  Casino revenues at the Sands decreased by $21.2 million (8%) during 1996 compared with 1995. Most of the decline in casino revenues is attributable to table games which were impacted by both a decline in gross wagering as discussed previously and by a significant and unusual decrease in the table games hold percentage at the Sands to 13.7% during 1996 compared to 15.8% during 1995. The 3.3% increase in slot machine wagering at the Sands during 1996 compared to 1995 was more than offset by a decline in the slot machine hold percentage to 8.2% from 8.7%.

  Rooms revenue did not change significantly during 1996 compared with 1995. Food and beverage revenues increased $1.6 million (4.9%) during 1996 compared with 1995 primarily as a result of the opening of the Epic Buffet during the third quarter of 1995. Other revenues increased $1.4 million (24.5%) during 1996 compared to 1995 as a result of an increase in theater entertainment revenue.

  Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 56.1% during 1996 from 57.6% during 1995. Such decrease is primarily attributable to increases in other types of marketing programs in lieu of promotional allowances.

  DEPARTMENTAL EXPENSES

  Casino expenses at the Sands increased $9.7 million (4.6%) during 1996 compared to 1995. The increase is primarily due to the expansion of various marketing programs in response to competitive pressures. During much of 1996, an unprecedented and highly aggressive industry wide attempt to increase market share resulted in significantly higher costs with respect to coin incentive packages offered to bus patrons. The additional costs of such programs result in greater allocation of rooms, food and beverage and other expenses to casino expense. Such increases have been partially offset by a $1.6 million reduction in gaming taxes during 1996 compared with 1995.

  Rooms expense decreased $186,000 (7.1%) during 1996 as compared to 1995 primarily due to increased allocation of rooms expense to casino expense resulting from increases in casino marketing activities relating to rooms. Food and beverage expense increased $867,000 (8.9%) during 1996 compared to 1995. This increase reflects increased costs associated with the Epic Buffet which were partially offset by increases in marketing programs, the costs of which are allocated to the casino department. Other expenses increased $1.3 million (63.5%) during 1996 compared with 1995 as increases in theater entertainment costs were partially offset by increased allocations to the casino department.

  GENERAL AND ADMINISTRATIVE

  General and administrative expenses decreased by approximately $2.9 million (15.7%) during 1996 compared to 1995 primarily due to decreases in equipment rentals at the Sands and, to a lesser extent, reductions in payroll costs associated with NJMI's management of the Sands. In addition, cost containment measures implemented by management contributed to a reduction in administrative costs at the Sands during the second half of 1996.

  INTEREST

  Interest income decreased $146,000 (7.5%) during 1996 compared with 1995 due to a decrease in the amount of cash available for temporary cash investments. Interest expense did not change significantly during 1996 compared to the prior year.

  EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

  Effective February 17, 1994, PCC acquired a limited partnership interest in PML, a limited partnership in which PPI Corporation is the general partner and PCC is the limited partner; PML earns management fees from the operation of the Aurora Casino. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to PPI Corporation. PCC's equity in the earnings of PML declined slightly (4.1%) to $6.2 million in 1996 from $6.4 million in 1995. Subject to regulatory approval and effective as of April 1, 1997, HCC will acquire the general partnership interest in PML from PPI Corporation.

  INCOME TAX PROVISION

  PCC's operations have been included in HCC's consolidated federal income tax return for periods through December 31, 1996. Pursuant to agreements between PCC, GBCC and HCC, PCC's provision for federal income taxes is based on the amount of tax which would have been provided if a separate return were filed.

  PCC and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $27 million, none of which expire before the year 2005 for federal tax purposes and which begin to expire in 1997 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the significant book and tax losses sustained in 1996, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at December 31, 1996.

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


LIQUIDITY AND CAPITAL RESOURCES

  PCC's principal activities and resulting sources of liquidity and capital resources include the operations of the Sands, management of the Aurora Casino through PML, and consulting fees for services provided to the Tunica Casino. Prior to 1996, the Sands' earnings before depreciation, interest, amortization, taxes and intercompany management fees have been sufficient to meet debt service obligations (other than certain maturities of principal that have been refinanced) and to fund a substantial portion of its capital expenditures. The Sands has also used short-term borrowings to fund seasonal cash needs and for certain capital projects.

  OPERATING ACTIVITIES

  At December 31, 1996, PCC had consolidated cash and cash equivalents of $18.7 million. Dividends, tax sharing payments and certain other transfers of cash from the Sands to PCC or other affiliates of the Sands are restricted by provisions to the indenture for the 10 7/8% First Mortgage Notes or are subject to the approval of the New Jersey Casino Control Commission. During the year ended December 31, 1996, net cash used in operating activities was $4.9 million compared with net cash provided by operating activities of $22.3 million during 1995. The change in net cash from operating activities compared to 1995 resulted primarily from a decline in operating cash flow generated by the Sands. The Sands sustained an operating cash flow deficit of $6.1 million for the year ended December 31, 1996 compared to net cash generated from operations of $20.7 million during 1995, resulting in an aggregate decline in operating cash flow of $26.8 million and a decline in working capital of $28.2 million compared to 1995. PCC utilized its existing cash and borrowings from affiliates during 1996 to meet its operating needs, to fund capital additions of $5.5 million and to make obligatory investments of $3.1 million.

  FINANCING ACTIVITIES

  During February 1994, GBCC completed the refinancing of virtually all of its casino-related outstanding debt (the "GBCC Recapitalization"). The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% PRT Funding Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance the Sands' first mortgage and other indebtedness scheduled to mature in 1994 and to provide partial funding for an expansion of gaming space at the Sands. As part of the GBCC Recapitalization, a subsidiary of PCC also issued $15 million of 14 5/8% junior subordinated notes due in 2005 to HCC; the subsidiary loaned $10 million of such proceeds to GBHC on the same terms. As of December 31, 1996, HCC had assigned the entire principal amount of the junior subordinated notes to GBCC. Interest on this subordinated affiliate debt is payable semiannually commencing August 17, 1994, with payment subject to meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes. Because PCC has not met the financial coverage tests, no interest was paid during 1996.

  As of April 30, 1996, GBHC extended $2 million of its bank line of credit until April 30, 1997. As of December 31, 1996, $2 million was outstanding under the line of credit; the outstanding balance was repaid in January 1997 and the line of credit was cancelled.

  During the third quarter of 1996, GBHC borrowed $6.5 million from GBCC for working capital purposes with interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. During the first quarter of 1997, GBHC borrowed an additional $1.5 million from GBCC on similar terms. Repayment of such borrowings and payment of the related accrued interest is subject to regulatory approval.

  Commencing in July 1997, semiannual principal payments of $2.5 million will become due with respect to the 10 7/8% First Mortgage Notes. Total scheduled maturities of long-term debt during 1997 are $2.5 million.

  CAPITAL EXPENDITURES AND OBLIGATORY INVESTMENTS

  Capital expenditures at the Sands during 1996 amounted to approximately $5.5 million and management anticipates capital expenditures during 1997 will be approximately $4.6 million. Projects currently planned during 1997 include additional upgrades and improvements to rooms at the Sands, including its higher-end suite product, and other departmental expenditures.

  The Sands is required by the Casino Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for 1996 totaled $3.1 million and are anticipated to be approximately $3.1 million during 1997 as well.

  SUMMARY

  GBHC, which is PCC's most significant subsidiary, incurred a net loss exclusive of management fees of $26.7 million in 1996 which in turn generated an operating cash flow deficit of $6.1 million. As a consequence, GBHC has had to rely on borrowings from affiliates to meet its debt service requirements and to fund working capital needs during its seasonal low operating periods. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during 1997 is limited. HCC, which has loaned $6.5 million to GBCC for use by the Sands, is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3.5 million.

  GBHC's remaining principal and interest requirements during 1997, exclusive of interest of $10.1 million paid in January, amount to $12.6 million. Due to mild winter weather conditions compared to a year ago and an abatement of the intense marketing competition for bus customers, operating results for the first two months of 1997 reflect a substantial improvement over 1996. In the absence of a resumption of the marketing wars which plagued Atlantic City casinos in 1996 or other unforeseen events, management believes its operating plan for 1997 is attainable and will provide sufficient funds from operating cash flow which, together with funds available from affiliates, if required, will enable GBHC to satisfy its debt service requirements for 1997.

  ITEM 8.  INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
PRT FUNDING CORP.
 Report of Independent Public Accountants to PRT Funding Corp.............  21

 Balance Sheets of PRT Funding Corp. as of December 31, 1996 and 1995.....  22

 Statements of Operations of PRT Funding Corp. for the Years Ended
  December 31, 1996, 1995 and 1994........................................  23

 Statements of Cash Flows of PRT Funding Corp. for the Years Ended
  December 31, 1996, 1995 and 1994........................................  24

 Notes to Financial Statements of PRT Funding Corp........................  25


PRATT CASINO CORPORATION AND SUBSIDIARIES
 Report of Independent Public Accountants to Pratt Casino
  Corporation and Subsidiaries............................................  28

 Consolidated Balance Sheets of Pratt Casino Corporation and
  Subsidiaries as of December 31, 1996 and 1995...........................  29

 Consolidated Statements of Operations of Pratt Casino Corporation
  and Subsidiaries for the Years Ended December 31, 1996, 1995 and 1994...  31

 Consolidated Statement of Changes in Shareholder's Deficit of
  Pratt Casino Corporation and Subsidiaries for
  the Three Years Ended December 31, 1996.................................  32

 Consolidated Statements of Cash Flows of Pratt Casino Corporation
  and Subsidiaries for the Years Ended December 31, 1996, 1995 and 1994...  33

 Notes to Consolidated Financial Statements of Pratt Casino
  Corporation and Subsidiaries............................................  34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To PRT Funding Corp.:

          We have audited the accompanying balance sheets of PRT Funding Corp. (the Company, a Delaware corporation and wholly owned subsidiary of Pratt Casino Corporation) as of December 31, 1996 and 1995, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PRT Funding Corp. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                       ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 21, 1997

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                                BALANCE SHEETS

                                    ASSETS


                                               DECEMBER 31,
                                        --------------------------
                                            1996          1995
                                        ------------  ------------

Current Assets:
 Cash and cash equivalents              $  1,141,000  $     18,000
 Interest receivable from affiliates       3,972,000     2,875,000
                                        ------------  ------------

     Total current assets                  5,113,000     2,893,000
                                        ------------  ------------

Notes receivable from affiliates         100,000,000   100,000,000
                                        ------------  ------------

                                        $105,113,000  $102,893,000
                                        ============  ============

                     LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Accrued interest payable             $  5,068,000  $  2,875,000
 Other current liabilities                   2,000             -
 Due to affiliates                          17,000        13,000
                                      ------------  ------------

     Total current liabilities           5,087,000     2,888,000
                                      ------------  ------------

Long-term debt                          85,000,000    85,000,000
                                      ------------  ------------

Notes payable to affiliates             15,000,000    15,000,000
                                      ------------  ------------

Shareholder's equity (Note 1):
 Common stock, $1.00 par value per
  share, 1,000 shares authorized
  and outstanding                            1,000         1,000
 Retained earnings                          25,000         4,000
                                      ------------  ------------

     Total shareholder's equity             26,000         5,000
                                      ------------  ------------

                                      $105,113,000  $102,893,000
                                      ============  ============




                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS



                                                YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1996          1995          1994
                                      ------------   -----------   -----------

Revenues:
 Interest income                       $12,102,000   $12,093,000   $10,505,000
                                       -----------   -----------   -----------

Expenses:
 Interest expense                       12,075,000    12,075,000    10,505,000
 General and administrative expenses             -         2,000        11,000
                                       -----------   -----------   -----------

  Total expenses                        12,075,000    12,077,000    10,516,000
                                       -----------   -----------   -----------

Income (loss) before income taxes           27,000        16,000       (11,000)

Income tax provision                        (6,000)       (1,000)            -
                                       -----------   -----------   -----------

Net income (loss)                      $    21,000   $    15,000   $   (11,000)
                                       ===========   ===========   ===========




                The accompanying notes to financial statements
              are an integral part of these financial statements.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------
                                                       1996          1995          1994
                                                   -----------   -----------   -------------
OPERATING ACTIVITIES:
 Net income (loss)                                 $    21,000   $    15,000   $     (11,000)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  (Increase) decrease in receivable from
   affiliates                                       (1,097,000)    1,097,000      (3,972,000)
  Increase (decrease) in accrued interest
   payable                                           2,193,000    (1,097,000)      3,972,000
  Net change in other current assets
   and liabilities                                       6,000         2,000          11,000
                                                   -----------   -----------   -------------

   Net cash provided by operating activities         1,123,000        17,000               -
                                                   -----------   -----------   -------------

FINANCING ACTIVITIES:
 Issuance of long-term debt                                  -             -      85,000,000
 Issuance of note payable to affiliate                       -             -      15,000,000
 Loans to affiliates                                         -             -    (100,000,000)
                                                   -----------   -----------   -------------

  Net cash provided by financing activities                  -             -               -
                                                   -----------   -----------   -------------

 Net increase in cash and cash equivalents           1,123,000        17,000               -
 Cash at beginning of year                              18,000         1,000           1,000
                                                   -----------   -----------   -------------

 Cash and cash equivalents at end of year          $ 1,141,000   $    18,000   $       1,000
                                                   ===========   ===========   =============




                The accompanying notes to financial statements
              are an integral part of these financial statements.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS


(1)       ORGANIZATION AND OPERATIONS

          PRT Funding Corp. ("PRT Funding"), a Delaware corporation, was incorporated on September 29, 1993. PRT Funding is a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), which is an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC", formerly known as Pratt Hotel Corporation). Both PCC and GBCC are also Delaware corporations. PCC was incorporated in September 1993 and, on February 17, 1994, acquired through capital contributions by its parent, all of the outstanding capital stock of Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). The Sands is managed by New Jersey Management, Inc. ("NJMI"), a New Jersey corporation and also a subsidiary of PCC. Substantially all of PCC's assets are attributable to the Sands. PCC also earns management and consulting fees with respect to gaming facilities owned by Hollywood Casino Corporation ("HCC"), a Delaware corporation which, prior to December 31, 1996, owned approximately 80% of the common stock of GBCC.

          PRT Funding was formed for the purpose of borrowing $85,000,000 for the benefit of PCC and its affiliates. PRT Funding has no operations and is dependent on the repayment of its notes due from various affiliates for servicing its debt obligations. Administrative services for PRT Funding are provided by other GBCC subsidiaries at no charge. The cost of such services is not significant.

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

(2)       LONG-TERM DEBT

          On February 17, 1994, PRT Funding issued $85,000,000 of unsecured senior notes due April 15, 2004 (the "PRT Funding Notes"). Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture to the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with outstanding debt of other PCC subsidiaries. Proceeds of the PRT Funding Notes were loaned to various affiliates of PRT Funding on the same terms.

          On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes due in February 2005 (the "Junior Subordinated Notes") to HCC, and loaned the proceeds to various affiliates on the same terms. Principal totaling $6,262,000 with respect to the Junior Subordinated Notes was subsequently assigned to GBCC by HCC in recognition of tax net operating losses of GBCC used by HCC. The remaining $8,738,000 of Junior Subordinated Notes, together with interest accrued thereon, was assigned to GBCC by HCC in connection with the distribution of its stock in GBCC to HCC's shareholders

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

on December 31, 1996. Interest on the Junior Subordinated Notes accrues at the rate of 14 5/8% per annum and is payable semiannually commencing August 17, 1994, with payment subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes. Because PCC has not met the financial coverage tests, no interest was paid during 1996. At December 31, 1996, accrued interest of $3,010,000 was payable to GBCC with respect to the Junior Subordinated Notes; at December 31, 1995, accrued interest of $341,000 and $476,000, respectively, was payable to GBCC and HCC. All such amounts are included in interest payable in the accompanying balance sheets.

          Interest paid amounted to $9,882,000, $13,172,000 and $6,533,000, respectively, during the years ended December 31, 1996, 1995 and 1994.

(3)       INCOME TAXES

          PRT Funding's operations have been included in the consolidated federal income tax return of HCC for periods through December 31, 1996.
Pursuant to agreements between PCC, GBCC and HCC, PRT Funding's provision for federal income taxes is calculated as if a separate federal return were filed. There are no timing differences resulting in deferred income taxes. During the years ended December 31, 1996 and 1995, PRT Funding had current provisions for state and federal income taxes of $6,000 and $1,000, respectively, after utilizing all of its net operating loss carryforwards generated in prior years. For the years ended December 31, 1996, 1995 and 1994, no payments have been made under the tax allocation agreements. At December 31, 1996 and 1995, $5,000 and $1,000, respectively, are included in due to affiliates on the accompanying balance sheets representing taxes currently payable under the agreements.

(4)       DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          CASH AND CASH EQUIVALENTS - The carrying amount approximates fair
          -------------------------
value.

          INTEREST RECEIVABLE AND INTEREST PAYABLE - The carrying amount
          ----------------------------------------
approximates fair value because of the short maturity of the obligation.

          NOTES RECEIVABLE, LONG-TERM DEBT AND NOTE PAYABLE - The fair value of
          -------------------------------------------------
PRT Funding's notes receivable, long-term debt and note payable was estimated based on either the quoted market prices for recent trades of the issue or on the discounted cash flow of future payments utilizing current rates for debt of similar remaining maturities.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (Continued)

     The estimated carrying amounts and fair values of PRT Funding's financial instruments are as follows:

                              DECEMBER 31, 1996           DECEMBER 31, 1995
                         -------------------------  ---------------------------
                           CARRYING                   CARRYING
                            AMOUNT     FAIR VALUE      AMOUNT       FAIR VALUE
                         ------------  -----------  ------------    -----------
Financial Assets
  Cash                   $  1,141,000  $ 1,141,000  $     18,000    $    18,000
  Interest receivable       3,972,000    3,972,000     2,875,000      2,875,000
  Notes receivable        100,000,000   84,700,000   100,000,000     77,900,000

Financial Liabilities
  Interest payable          5,068,000    5,068,000     2,875,000      2,875,000
  Long-term debt           85,000,000   69,700,000    85,000,000     62,900,000
  Note payable             15,000,000   15,000,000    15,000,000     15,000,000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pratt Casino Corporation:

   We have audited the accompanying consolidated balance sheets of Pratt Casino Corporation (the Company, a New Jersey corporation, and a wholly owned subsidiary of PPI Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholder's deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pratt Casino Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                           ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 21, 1997

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                     CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                    ASSETS


                                                    DECEMBER 31,
                                           ------------------------------
                                                1996            1995
                                           --------------  --------------
Current Assets:
 Cash and cash equivalents                 $  18,650,000   $  25,606,000
 Short-term investments                        2,000,000               -
 Accounts receivable, net of allowances
   of $15,524,000 and $16,494,000,
   respectively                               10,114,000      11,513,000
 Inventories                                   3,873,000       4,268,000
 Due from affiliates                           2,541,000      10,009,000
 Refundable deposits and other
current assets                                 3,197,000       4,764,000
                                           -------------   -------------

   Total current assets                       40,375,000      56,160,000
                                           -------------   -------------

Investment in Limited Partnership              1,746,000       2,017,000
                                           -------------   -------------

Property and Equipment:
 Land                                         38,093,000      37,807,000
 Buildings and improvements                  185,508,000     185,077,000
 Operating equipment                          91,868,000      87,491,000
 Construction in progress                      1,535,000       2,310,000
                                           -------------   -------------

                                             317,004,000     312,685,000
   Less - accumulated depreciation and
   amortization                             (160,989,000)   (145,244,000)
                                           -------------   -------------

   Net property and equipment                156,015,000     167,441,000
                                           -------------   -------------

Other Assets:
 Obligatory investments                        6,382,000       5,521,000
 Due from affiliates                          17,895,000      13,681,000
 Deferred financing costs                      7,653,000       8,730,000
 Other assets                                  4,220,000       3,390,000
                                           -------------   -------------

   Total other assets                         36,150,000      31,322,000
                                           -------------   -------------

                                           $ 234,286,000   $ 256,940,000
                                           =============   =============


          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                     CONSOLIDATED BALANCE SHEETS (NOTE 1)

                     LIABILITIES AND SHAREHOLDER'S DEFICIT


                                                    DECEMBER 31,
                                            -----------------------------
                                                 1996           1995
                                            --------------  -------------

Current Liabilities:
 Current maturities of long-term debt       $   2,512,000   $     11,000
 Short-term credit facilities                   2,000,000              -
 Short-term borrowings from affiliates          6,500,000              -
 Accounts payable                               7,906,000      8,454,000
 Accrued liabilities -
   Salaries and wages                           4,986,000      5,292,000
   Interest                                    14,758,000     12,159,000
   Insurance                                    3,117,000      2,336,000
   Other                                        6,684,000      6,388,000
 Due to affiliates                              1,195,000        979,000
 Other                                          5,431,000      4,900,000
                                            -------------   ------------

   Total current liabilities                   55,089,000     40,519,000
                                            -------------   ------------

Long-Term Debt                                282,930,000    285,442,000
                                            -------------   ------------

Other Noncurrent Liabilities                    1,372,000      2,390,000
                                            -------------   ------------

Commitments and Contingencies

Shareholder's Deficit:
 Common stock $1.00 par value per share,
   1,000 shares authorized and outstanding          1,000          1,000
 Accumulated deficit                         (105,106,000)   (71,412,000)
                                            -------------   ------------

   Total shareholder's deficit               (105,105,000)   (71,411,000)
                                            -------------   ------------

                                            $ 234,286,000   $256,940,000
                                            =============   ============




          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)


                CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)


                                                   YEAR ENDED DECEMBER 31,
                                         ------------------------------------------
                                             1996           1995           1994
                                         ------------------------------------------
Revenues:
 Casino                                  $242,889,000   $264,048,000   $256,207,000
 Rooms                                      9,446,000      9,602,000      9,611,000
 Food and beverage                         34,638,000     33,029,000     29,762,000
 Other                                      6,917,000      5,554,000      5,552,000
                                         ------------   ------------   ------------

                                          293,890,000    312,233,000    301,132,000
 Less - Promotional allowances            (27,929,000)   (27,083,000)   (24,943,000)
                                         ------------   ------------   ------------

  Net revenues                            265,961,000    285,150,000    276,189,000
                                         ------------   ------------   ------------

Expenses:
 Casino                                   218,990,000    209,282,000    198,270,000
 Rooms                                      2,419,000      2,605,000      3,005,000
 Food and beverage                         10,618,000      9,751,000     10,171,000
 Other                                      3,258,000      1,993,000      3,635,000
 General and administrative                15,492,000     18,387,000     19,575,000
 Depreciation and amortization             19,669,000     20,296,000     19,179,000
                                         ------------   ------------   ------------

  Total expenses                          270,446,000    262,314,000    253,835,000
                                         ------------   ------------   ------------

(Loss) income from operations              (4,485,000)    22,836,000     22,354,000
                                         ------------   ------------   ------------

Non-operating income (expense):
 Interest income                            1,799,000      1,945,000      2,186,000
 Interest expense, net of capitalized
  interest of $762,000 in 1994            (32,836,000)   (32,295,000)   (30,563,000)
 Gain on sale of assets                        13,000         56,000         73,000
 Equity in earnings of limited
  partnership                               6,162,000      6,429,000      6,264,000
                                         ------------   ------------   ------------

  Total non-operating expense, net        (24,862,000)   (23,865,000)   (22,040,000)
                                         ------------   ------------   ------------

(Loss) income before income taxes         (29,347,000)    (1,029,000)       314,000
 Income tax provision                      (4,347,000)      (529,000)    (1,490,000)
                                         ------------   ------------   ------------

Net loss                                 $(33,694,000)  $ (1,558,000)  $ (1,176,000)
                                         ============   ============   ============




          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)


      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S DEFICIT (NOTE 1)
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996



                                    COMMON STOCK      ADDITIONAL
                                -------------------    PAID-IN      ACCUMULATED
                                 SHARES     AMOUNT     CAPITAL        DEFICIT
                                --------   -------  ------------   --------------

BALANCE, JANUARY 1, 1994           1,000   $1,000   $     94,000   $ (19,488,000)

 Dividends                            -        -         (94,000)    (49,190,000)
 Net loss                             -        -               -      (1,176,000)
                                  -----   ------    ------------   -------------

BALANCE, DECEMBER 31, 1994        1,000    1,000               -     (69,854,000)
 Net loss                             -        -               -      (1,558,000)
                                  -----   ------    ------------   -------------

BALANCE, DECEMBER 31, 1995        1,000    1,000               -     (71,412,000)
 Net loss                             -        -               -     (33,694,000)
                                  -----   ------    ------------   -------------

BALANCE, DECEMBER 31, 1996        1,000   $1,000    $          -   $(105,106,000)
                                  =====   ======    ============   =============




          The accompanying notes to consolidated financial statements are an integral part of this consolidated statement.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)

                                                                     YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                               1996           1995            1994
                                                           -------------  -------------  --------------
OPERATING ACTIVITIES:
 Net loss                                                  $(33,694,000)  $ (1,558,000)  $  (1,176,000)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation and amortization, including
   accretion of debt discount                                19,669,000     20,296,000      19,224,000
  Gain on sale of assets                                        (13,000)       (56,000)        (73,000)
  Provision for doubtful accounts                             2,167,000      2,988,000       3,283,000
  Equity in earnings of limited partnership                  (6,162,000)    (6,429,000)     (6,264,000)
  Dividends received from limited partnership                 6,433,000      6,421,000       4,256,000
  Deferred income tax provision (benefit)                     4,538,000     (2,405,000)      3,734,000
  Increase in accounts receivable                            (1,075,000)    (1,404,000)     (3,092,000)
  Increase (decrease) in accounts payable and other
   accrued liabilities                                        3,022,000      2,665,000      (5,703,000)
  Net change in other current assets and liabilities          1,419,000      3,661,000      (1,777,000)
  Net change in other noncurrent assets and liabilities      (1,185,000)    (1,921,000)     (2,031,000)
                                                           ------------   ------------   -------------

   Net cash (used in) provided by operating activities       (4,881,000)    22,258,000      10,381,000
                                                           ------------   ------------   -------------

INVESTING ACTIVITIES:
 Net property and equipment additions                        (5,505,000)   (19,156,000)    (20,136,000)
 Obligatory investments                                      (3,062,000)    (2,967,000)       (826,000)
 Proceeds from disposition of assets                             13,000         56,000          73,000
 Investment in limited partnership                                    -              -          (1,000)
 Short-term investment                                       (2,000,000)             -               -
                                                           ------------   ------------   -------------

  Net cash used in investing activities                     (10,554,000)   (22,067,000)    (20,890,000)
                                                           ------------   ------------   -------------

FINANCING ACTIVITIES:
 Issuance of long-term debt                                           -              -     285,000,000
 Borrowings on short-term credit facility                     2,000,000              -               -
 Deferred financing costs                                       (10,000)       (32,000)    (10,458,000)
 Repayments of long-term debt                                   (11,000)       (10,000)   (161,676,000)
 Dividends                                                            -              -     (49,284,000)
 Net borrowings (repayments) from affiliates                  6,500,000              -     (40,919,000)
                                                           ------------   ------------   -------------

  Net cash provided by (used in) financing activities         8,479,000        (42,000)     22,663,000
                                                           ------------   ------------   -------------

  Net (decrease) increase in cash and cash equivalents       (6,956,000)       149,000      12,154,000
    Cash and cash equivalents at beginning of year           25,606,000     25,457,000      13,303,000
                                                           ------------   ------------   -------------

    Cash and cash equivalents at end of year               $ 18,650,000   $ 25,606,000   $  25,457,000
                                                           ============   ============   =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     Pratt Casino Corporation ("PCC") is a Delaware corporation and a wholly owned subsidiary of PPI Corporation, a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC", formerly known as Pratt Hotel Corporation). On February 17, 1994, PCC acquired, through capital contributions by its parent, all of the outstanding stock of Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). The Sands is managed by New Jersey Management, Inc. ("NJMI") which also became a wholly owned subsidiary of PCC through a capital contribution by its parent. Substantially all of PCC's assets are attributable to the Sands. PCC also earns management and consulting fees with respect to gaming facilities owned by Hollywood Casino Corporation ("HCC") which, prior to December 31, 1996, owned approximately 80% of the common stock of GBCC.

     GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of PCC, was incorporated on September 29, 1993 for the purpose of borrowing funds through the issuance of $185,000,000 of ten-year, nonrecourse first mortgage notes for the benefit of GBHC. PRT Funding Corp. ("PRT Funding"), also a Delaware corporation and a wholly owned subsidiary of PCC, was incorporated on September 29, 1993 for the purpose of borrowing funds through the issuance of $85,000,000 of unsecured notes for the benefit of PCC and its affiliates. GB Property Funding and PRT Funding completed their respective debt offerings on February 17, 1994 and the proceeds were loaned to various affiliates (see Note 4).

     As the above entities were under common control, the business combination was accounted for similar to a pooling of interests; accordingly, the accompanying 1994 consolidated financial statements have been presented as if the accounts and operations of PCC, NJMI and GBHC had always been combined. All significant intercompany balances and transactions have been eliminated.

     PCC estimates that a significant amount of the Sands' revenues are derived from patrons living in southeastern Pennsylvania, northern New Jersey and metropolitan New York City. Competition in the Atlantic City gaming market is intense and management believes that this competition will continue or intensify in the future.

     The accompanying consolidated financial statements have been prepared assuming PCC will continue as a going concern. GBHC, which is PCC's most significant subsidiary, incurred a net loss exclusive of management fees of $26,726,000 in 1996 which in turn generated an operating cash flow deficit of $6,070,000. As a consequence, GBHC has had to rely on borrowings from affiliates to meet its debt service requirements and to fund working capital needs during its seasonal low operating periods. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during 1997 is limited. HCC, which has loaned $6,500,000 to GBCC for use by the Sands (see Note 6), is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3,500,000.

     GBHC's remaining principal and interest requirements during 1997, exclusive of interest of $10,078,000 paid in January, amount to $12,610,000. Due to mild winter weather conditions compared to a year ago and an abatement of the intense marketing competition for bus customers, operating results for the first two months of 1997 reflect a substantial improvement over 1996. In the absence of a

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


resumption of the marketing wars which plagued Atlantic City casinos in 1996 or other unforseen events, management believes its operating plan for 1997 is attainable and will provide sufficient funds from operating cash flow which, together with funds available from affiliates, if required, will enable GBHC to satisfy its debt service requirements for 1997.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies followed in the preparation of the accompanying consolidated financial statements are discussed below. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 CASINO REVENUES, PROMOTIONAL ALLOWANCES AND DEPARTMENTAL EXPENSES -

     The Sands recognizes the net win from gaming activities (the difference between gaming wins and losses) as casino revenues. Casino revenues are net of accruals for anticipated payouts of progressive and certain other slot machine jackpots and certain progressive table game payouts. Such anticipated jackpots and payouts are reflected as current liabilities in the accompanying consolidated balance sheets. During the year ended December 31, 1994, the Sands removed certain progressive jackpots from the gaming floor in accordance with regulations of the New Jersey Casino Control Commission (the "Casino Commission") resulting in the reduction of $1,035,000 of progressive jackpot liabilities and the corresponding recognition of an equal amount of slot machine revenues.

     The estimated value of rooms, food and beverage and other items which were provided to customers without charge has been included in revenues and a corresponding amount has been deducted as promotional allowances. The costs of such complimentaries have been included as casino expenses in the accompanying consolidated statements of operations. Costs of complimentaries allocated from the rooms, food and beverage and other operating departments to the casino department during the years ended December 31, 1996, 1995 and 1994 are as follows:

                        1996         1995         1994
                     -----------  -----------  -----------

Rooms                $ 6,170,000  $ 6,023,000  $ 6,080,000
Food and Beverage     29,357,000   28,259,000   24,611,000
Other                  4,435,000    3,631,000    3,393,000
                     -----------  -----------  -----------

                     $39,962,000  $37,913,000  $34,084,000
                     ===========  ===========  ===========

 CASH AND CASH EQUIVALENTS -

     Cash and cash equivalents are generally comprised of cash and investments with original maturities of three months or less, such as commercial paper, certificates of deposit and fixed repurchase agreements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 ALLOWANCE FOR DOUBTFUL ACCOUNTS -

     The allowance for doubtful accounts is maintained at a level considered adequate to provide for possible future losses. Provisions for doubtful accounts amounting to $2,167,000, $2,988,000, $3,283,000 were made during the years ended December 31, 1996, 1995 and 1994, respectively.

 INVENTORIES -

     Inventories are stated at the lower of cost (on a first-in, first-out basis) or market.

 PROPERTY AND EQUIPMENT -

     Property and equipment have been recorded at cost and are being depreciated utilizing the straight-line method over their estimated useful lives as follows:

     Buildings and improvements                         25-40 years
     Operating equipment                                  3-7 years

     On October 1, 1996, PCC revised the estimated useful life of its buildings from 25 years to 40 years. Management believes that the change in estimated life more appropriately reflects the timing of the economic benefit to be received from these assets. For the year ended December 31, 1996, the effect of this change reduced depreciation and amortization expense and net loss by $761,000.

     Interest costs related to property and equipment acquisitions were capitalized during the acquisition period and are being amortized over the useful lives of the related assets.

 DEFERRED FINANCING COSTS -

     The costs of issuing long-term debt, including all underwriting, legal and accounting fees, have been capitalized and are being amortized over the term of the related debt issue. The unamortized balance of deferred financing costs amounted to $7,653,000 and $8,730,000 at December 31, 1996, and 1995,
respectively. Amortization of such costs was $1,087,000, $1,113,000 and $964,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

 LONG-LIVED ASSETS -

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, PCC does not believe that any material impairment currently exists related to its long-lived assets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 ACCRUED INSURANCE -

          PCC is self insured for a portion of its general liability, certain health care and other liability exposures. Accrued insurance includes estimates of such accrued liabilities based on an evaluation of the merits of individual claims and historical claims experience; accordingly, PCC's ultimate liability may differ from the amounts accrued.

 INCOME TAXES -

          PCC's operations have been included in HCC's consolidated federal income tax return through December 31, 1996. Pursuant to tax allocation agreements, PCC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed.

 INTEREST EXPENSE -

          Interest expense includes the accretion of debt discount amounting to $45,000 for the year ended December 31, 1994.

 RECLASSIFICATIONS -

          Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1996 consolidated financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review of departmental allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

(3)  SHORT-TERM CREDIT FACILITIES

          During June 1994, GBHC entered into an agreement for a bank line of credit in the amount of $5,000,000. The agreement, which was renewed in April 1995, provided for interest on borrowings at the bank's prime lending rate plus 3/4% per annum. Borrowings under the line of credit were guaranteed to the extent of $2,000,000 by PCC. As of April 30, 1996, GBHC extended $2,000,000 of the bank line of credit until April 30, 1997. Additionally, PCC pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit; such deposit is presented as a short-term investment in the accompanying consolidated financial statements. As of December 31, 1996, $2,000,000 was outstanding under the line of credit; no such borrowings were outstanding under the line of credit at December 31, 1995. The line of credit was repaid upon maturity of the pledged certificate of deposit during January 1997 and the line of credit was cancelled.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(4)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of PCC's assets are pledged in connection with its long-term indebtedness. Additionally, certain of the indentures to PCC's indebtedness contain cross-default provisions.

                                                           DECEMBER 31,
                                                   ----------------------------
                                                       1996           1995
                                                   -------------  -------------

10 7/8% first mortgage notes, due 2004 (a)         $185,000,000   $185,000,000
11 5/8% senior notes, due 2004 (b)                   85,000,000     85,000,000
14 5/8% junior subordinated notes, due 2005 (c)      15,000,000     15,000,000
Other                                                   442,000        453,000
                                                   ------------   ------------

   Total indebtedness                               285,442,000    285,453,000
 Less - current maturities                           (2,512,000)       (11,000)
                                                   ------------   ------------

   Total long-term debt                            $282,930,000   $285,442,000
                                                   ============   ============

__________________________

(a) On February 17, 1994, GB Property Funding issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") and collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 will become due on each interest payment date with the balance due at maturity. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

     The indenture for the 10 7/8% First Mortgage Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of GBCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. In addition, the indenture requires the maintenance of certain cash balances and requires minimum expenditures, as defined in the indenture, for property and fixture renewals, replacements and betterments at the Sands.

(b) On February 17, 1994, PRT Funding issued $85,000,000 of unsecured senior notes due April 15, 2004 (the "PRT Funding Notes"). Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with the indenture to the 10 7/8% First Mortgage Notes described in (a) above.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


(c) On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes") to HCC. Principal totaling $6,262,000 with respect to the Junior Subordinated Notes was subsequently assigned to GBCC by HCC in recognition of tax net operating losses of GBCC used by HCC. The remaining $8,738,000 of the Junior Subordinated Notes, together with interest accrued thereon, was assigned to GBCC by HCC in connection with the distribution of its stock in GBCC to HCC's shareholders on December 31, 1996. The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes, is payable semiannually commencing August 17, 1994. Because PCC has not met the financial coverage tests, no interest was paid during 1996.

     Scheduled payments of long-term debt as of December 31, 1996 are set forth below:

                1997                                      $  2,512,000
                1998                                         5,013,000
                1999                                         5,014,000
                2000                                         5,016,000
                2001                                         5,017,000
                Thereafter                                 262,870,000
                                                          ------------

                Total                                     $285,442,000
                                                          ============

     Interest paid, net of amounts capitalized, amounted to $30,236,000, $33,391,000 and $28,805,000, respectively, for the years ended December 31, 1996, 1995 and 1994.

(5)  INCOME TAXES

     Components of the provision for income taxes consisted of the following:


                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                  1996           1995          1994
                                              -------------  ------------  ------------
(Provision for) benefit in lieu of federal
  income taxes:
  Current                                     $  7,582,000   $(2,583,000)  $ 1,699,000
  Deferred                                         593,000     1,925,000    (2,845,000)
State income tax (provision) benefit:
  Current                                        3,106,000      (351,000)      545,000
  Deferred                                         173,000       480,000      (889,000)
Valuation allowance                            (15,801,000)            -             -
                                              ------------   -----------   -----------

                                              $ (4,347,000)  $  (529,000)  $(1,490,000)
                                              ============   ===========   ===========

     No federal or state tax payments were made during the years ended December 31, 1996 or 1995. PCC paid $256,000 in federal income taxes to an affiliate during the year ended December 31, 1994 in connection with its aforementioned tax allocation agreements with GBCC and HCC. The payment of

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

GBHC's taxes in accordance with the tax allocation agreements is subject to the approval of the Casino Commission. PCC also paid state income taxes of $75,000 for the year ended December 31, 1994. Additionally, $278,000 of current federal taxes payable was offset against other intercompany obligations in 1995 (see
Note 11).

          A reconciliation between the calculated tax provision based on the statutory rates in effect and the effective tax rates follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                     1996        1995         1994
                                                               ------------   ---------   -----------

Calculated income tax benefit (provision) at 34%               $  9,978,000   $ 350,000   $  (107,000)
Amortization of excess purchase price                              (601,000)   (803,000)     (803,000)
Disallowance of meals and entertainment                            (338,000)   (354,000)     (336,000)
State income taxes                                                1,570,000      85,000      (227,000)
Utilization of tax credit                                            99,000      98,000             -
Adjustment to prior year taxes                                      766,000      96,000             -
Valuation allowance change                                      (15,801,000)          -             -
Other                                                               (20,000)     (1,000)      (17,000)
                                                               ------------   ---------   -----------

Tax provision as shown on consolidated
  statements of operations                                     $ (4,347,000)  $(529,000)  $(1,490,000)
                                                               ============   =========   ===========

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


          The components of the net deferred tax asset as of December 31, 1996 and 1995 were as follows:

                                           DECEMBER 31,
                                    ---------------------------
                                        1996           1995
                                    -------------  ------------

Deferred tax assets:
 Net operating loss carryforward    $ 13,720,000   $ 3,267,000
 Allowance for doubtful accounts       6,429,000     6,829,000
 Other liabilities and accruals        2,732,000     2,149,000
 Other                                 2,037,000     1,377,000
                                    ------------   -----------

Total deferred tax assets             24,918,000    13,622,000
                                    ------------   -----------

Deferred tax liabilities:
 Depreciation and amortization        (8,520,000)   (8,679,000)
 Other                                  (597,000)     (596,000)
                                    ------------   -----------

Total deferred tax liabilities        (9,117,000)   (9,275,000)
                                    ------------   -----------

Net deferred tax asset                15,801,000     4,347,000
Valuation allowance                  (15,801,000)            -
                                    ------------   -----------

                                    $          -   $ 4,347,000
                                    ============   ===========

          At December 31, 1996, PCC and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $27,000,000, none of which expire before the year 2005 for federal tax purposes and which begin to expire in 1997 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the significant book and tax losses sustained in 1996, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at December 31, 1996.

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Receivables from (net of valuation allowances in 1996) and payables to affiliates in connection with the aforementioned tax allocation agreements were as follows:


                                          DECEMBER 31,
                                    ------------------------
                                       1996         1995
                                    -----------  -----------

Due from affiliates - current       $1,728,000   $9,310,000
Due from affiliates - noncurrent     9,174,000    5,903,000
Due to affiliate - current            (129,000)    (129,000)

     All amounts set forth above at December 31, 1996 represent deferred federal taxes. Included in current due from affiliate at December 31, 1995 are net current federal taxes receivable under the tax allocation agreements of $3,229,000 with the balance representing current deferred federal taxes receivable.

(6)  TRANSACTIONS WITH RELATED PARTIES

     GBHC licenses the trade name "Sands" from a subsidiary of GBCC, which licenses the name from an unaffiliated third party. Amounts payable by the Sands under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $283,000 for the year ended December 31, 1996 and $288,000 for each of the years ended December 31, 1995 and 1994.

     HWCC - Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, owns and operates a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino") which commenced operations in August 1994. Pursuant to a ten-year consulting agreement with HCT, PCC receives monthly consulting fees of $100,000. Such fees amounted to $1,200,000 for each of the years ended December 31, 1996 and 1995 and $1,050,000 for the year ended December 31, 1994.

     PCC has, from time to time, advanced monies to GBCC or certain of its subsidiaries and GBCC or certain of its subsidiaries have advanced monies to PCC primarily for working capital purposes. An advance to a GBCC subsidiary in the amount of $5,672,000 was outstanding as of December 31, 1996 and 1995, accrues interest at the rate of 16.5% per annum and is included in noncurrent due from affiliates on the accompanying consolidated balance sheets. During the third quarter of 1996, GBHC borrowed a total of $6,500,000 from GBCC for working capital purposes. Such borrowings accrue interest at the rate of 13 3/4% per annum payable quarterly commencing October 1, 1996. During the first quarter of 1997, GBHC borrowed an additional $1,500,000 from GBCC on similar terms. Repayment of such borrowings from GBCC and the payment of the related interest are subject to approval by the Casino Commission. Interest income (expense) incurred with respect to affiliate advances and borrowings is as follows:

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                  YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                           1996          1995           1994
                                        -----------   -----------   -----------

Net advances                            $   525,000   $   936,000   $   665,000
Junior Subordinated Notes (Note 4)       (2,193,000)   (2,194,000)   (1,914,000)
Other affiliate loans (repaid in 1994)            -             -      (525,000)

     Interest receivable on affiliate advances, included in amounts due from affiliates in the accompanying consolidated balance sheets at December 31, 1996 and 1995 was $3,042,000 and $2,106,000, respectively. Interest accrued on the Junior Subordinated Notes of $3,010,000 due to GBCC and $817,000 ($341,000 due to GBCC and $476,000 due to HCC) is included in interest payable on the accompanying consolidated balance sheets at December 31, 1996 and 1995, respectively, together with interest payable of $411,000 at December 31, 1996 with respect to the $6,500,000 advance from GBCC.

     With the proceeds of the 1994 refinancing of virtually all of PCC's outstanding casino related indebtedness, PCC and its subsidiaries repaid intercompany loans and advances of $20,836,000 along with the accrued interest thereon totaling $9,552,000 during the first quarter of 1994. Additionally, PCC paid a dividend in the amount of $49,284,000 to PPI Corporation.

     From time to time, PCC and its subsidiaries perform certain services for GBCC and its subsidiaries and invoice those companies for PCC's cost of providing those services. Similarly, PCC and its subsidiaries are charged for certain legal, accounting and other expenses incurred by GBCC and its subsidiaries that relate to PCC's business. Such affiliate transactions are summarized below:

                                                  YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                           1996          1995           1994
                                        -----------   -----------   -----------

Billings to affiliates                  $3,067,000    $2,756,000    $1,950,000
Charges from affiliates                  3,917,000     2,773,000     3,862,000

(7)  NEW JERSEY REGULATIONS AND OBLIGATORY INVESTMENTS

     GBHC and NJMI conduct gaming operations in Atlantic City, New Jersey and operate a hotel and several restaurants, as well as related support facilities. The operation of an Atlantic City casino/hotel is subject to significant regulatory control. Under the New Jersey Casino Control Act (the "Casino Act"), GBHC was required to obtain and is required to periodically renew its operating license. A casino license is not transferable and, after the initial licensing and two one-year renewal periods, is issued for a term of up to four years. However, the Casino Commission still has the authority to reopen license hearings at any time. During 1996, the Casino Commission renewed GBHC's license to operate the Sands through September 30, 2000 (subject to review of the Sands' financial stability during 1997) and renewed NJMI's license to manage the Sands through September 30, 2000. Terms of the current license require GBHC to comply with periodic financial reporting requirements as well as obtain prior Casino Commission approval of certain cash transactions with affiliates. If it were determined that gaming laws were violated by a

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

licensee, the gaming license held by each licensee could be conditioned, suspended or revoked. In addition, the licensees and other persons involved could be subject to substantial fines.

     The Casino Act requires casino licensees to make certain approved investments in New Jersey or to pay an investment alternative tax. Casino licensees may obtain investment credits, which amount to 1.25% of casino revenues, by purchasing bonds at below-market interest rates from the Casino Reinvestment Development Authority (the "CRDA") or by making qualified investments approved by the CRDA. This governmental agency administers the statutorily mandated investments made by casino licensees and is required to expend the monies received by it for eligible projects defined in the statute. The investment alternative tax amounts to 2.5% of casino revenues. Payments of the investment obligations must be made quarterly. The Sands has elected to comply with the requirements by obtaining investment credits or by making qualified investments.

     As of December 31, 1996 and 1995, the Sands had purchased bonds totaling $5,237,000 and $4,630,000, respectively. In addition, the Sands had remaining funds on deposit and held in escrow by the CRDA at December 31, 1996 and 1995 of $5,546,000 and $4,683,000, respectively. The bonds purchased and the amounts on deposit and held in escrow are collectively referred to as "obligatory investments" in the accompanying consolidated financial statements.

     Obligatory investments at December 31, 1996 and 1995 are net of accumulated valuation allowances of $4,401,000 and $3,792,000 , respectively, based upon the estimated realizable values of the investments. Provisions for valuation allowances during the years ended December 31, 1996, 1995 and 1994 amounted to $1,344,000, $1,457,000 and $617,000, respectively.

     The Sands has, from time to time, contributed certain amounts held in escrow to the CRDA. In consideration thereof, the CRDA has granted the Sands waivers of certain of its investment obligations in future periods. GBHC made such contributions obligatory investments during the years ended December 31, 1996, 1995 and 1994 totaling $1,500,000, $250,000 and $2,500,000, respectively, resulting in waivers granted by the CRDA during 1995 totaling $128,000. No such waivers were granted during 1996 and 1994; however, the contributions have been designated for projects expected to benefit the community and the Sands facility. Accordingly, intangible assets aggregating $2,040,000 and $1,275,000, respectively, have been included in other assets on the accompanying consolidated balance sheets at December 31, 1996 and 1995, and will be amortized over a period of ten years effective with the completion of the projects. Amortization of waivers granted totaled $128,000 and $1,727,000, respectively, during the years ended December 31, 1995 and 1994. At December 31, 1995, all waivers were fully amortized.

(8)  INVESTMENT IN LIMITED PARTNERSHIP

     During February 1994, PCC acquired a limited partnership interest in Pratt Management, L.P. ("PML"), a limited partnership which, since February 17, 1994, has managed a riverboat gaming and entertainment complex owned by HCC and located in Aurora, Illinois (the "Aurora Casino"). PML earned management fees amounting to $9,360,000, $9,432,000 and $8,733,000, respectively, during the years ended December 31, 1996, 1995 and 1994. PML also incurred operating and other expenses amounting

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to $2,135,000, $1,939,000 and $1,489,000, respectively, during the years ended December 31, 1996, 1995 and 1994. PPI Corporation is the general partner of PML. In accordance with certain terms of the Partnership Agreement, PCC, as limited partner, receives 1% of the first $84,000 of net income earned by the partnership each month and 99% of any net income earned above such amount, with all remaining income distributed to PPI Corporation. Subject to regulatory approval and effective as of April 1, 1997, HCC will acquire the general partnership interest in PML.

(9)  ILLINOIS REGULATORY MATTERS

     Riverboat gaming operations in Illinois are subject to regulatory control by the Illinois Gaming Board. Under the provisions of the Illinois gaming regulations, PML is required to maintain its supplier's license, which was most recently renewed in 1996 and expires in December 1997. Management intends to file for renewal of PML's supplier's license and anticipates that such renewal will be approved by the Illinois Gaming Board during 1997. If it were determined that gaming laws were violated by a licensee, the license held could be limited, conditioned, suspended or revoked. In addition, the licensee and other persons involved could be subject to substantial fines.

(10) LITIGATION

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

(11) SUPPLEMENTAL CASH FLOW INFORMATION

     During 1995, subsidiaries of PCC and GBCC settled certain intercompany obligations on a non-cash basis. An intercompany receivable totaling $278,000 was eliminated against a portion of GBHC's current federal tax obligations under the tax allocation agreements (see Note 5). The effects of this elimination have been excluded from the accompanying consolidated statements of cash flows as a non-cash transaction.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     CASH AND CASH EQUIVALENTS - The carrying amounts approximate fair
     -------------------------
value because of the short maturity of these instruments.

     SHORT-TERM INVESTMENTS - The carrying amounts approximate fair value
     ----------------------
because of the short maturity of these instruments.

     OBLIGATORY INVESTMENTS - The carrying amount of obligatory investments
     ----------------------
approximates its fair value as a result of an allowance reflecting the below market interest rate associated with such investments.

     INTEREST PAYABLE - The carrying amount of interest payable
     ----------------
approximates fair value because of the short maturity of the obligation.

     LONG-TERM DEBT - The fair value of PCC's long-term debt is estimated
     --------------
based on either the quoted market prices of the issue or on the discounted cash flow of future payments utilizing current rates available to PCC for debt of similar remaining maturities. Debt obligations with a short remaining maturity and obligations with affiliates are valued at the carrying amount.

     The estimated carrying amounts and fair values of PCC's financial instruments at December 31, 1996 and 1995 are as follows:

                                             DECEMBER 31,1996               DECEMBER 31, 1995
                                       --------------------------  -----------------------------------
                                         CARRYING                      CARRYING
                                          AMOUNT      FAIR VALUE        AMOUNT          FAIR VALUE
                                       ------------  ------------  ----------------  -----------------

Financial Assets
  Cash and cash equivalents            $ 18,650,000  $ 18,650,000      $ 25,606,000       $ 25,606,000
  Short-term investments                  2,000,000     2,000,000                 -                  -
  Obligatory investments                  6,382,000     6,382,000         5,521,000          5,521,000

Financial Liabilities
  Interest payable                     $ 14,758,000  $ 14,758,000      $ 12,159,000       $ 12,159,000
  10 7/8% First Mortgage Notes          185,000,000   154,475,000       185,000,000        160,950,000
  11 5/8% PRT Funding Notes              85,000,000    69,700,000        85,000,000         62,900,000
  14 5/8% Junior Subordinated Notes      15,000,000    15,000,000        15,000,000         15,000,000
  Other notes payable                       442,000       442,000           453,000            453,000

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                              QUARTER
                                                        --------------------------------------------------------
                                                           FIRST         SECOND         THIRD         FOURTH
                                                        ------------  -------------  ------------  -------------

YEAR ENDED DECEMBER 31, 1996:

  Net revenues, as previously reported                  $62,999,000   $ 70,772,000   $72,020,000    $59,883,000
  Reclassifications                                         135,000        152,000             -              -
                                                        -----------   ------------   -----------    -----------

  Net revenues                                          $63,134,000   $ 70,924,000   $72,020,000    $59,883,000
                                                        ===========   ============   ===========    ===========

  Net loss                                              $(6,046,000)  $(15,924,000)  $(4,196,000)   $(7,528,000)
                                                        ===========   ============   ===========    ===========

YEAR ENDED DECEMBER 31, 1995:

  Net revenues, as previously reported                  $68,136,000   $ 71,064,000   $78,378,000    $67,028,000
  Reclassifications                                         150,000        150,000        94,000        150,000
                                                        -----------   ------------   -----------    -----------

  Net revenues                                          $68,286,000   $ 71,214,000   $78,472,000    $67,178,000
                                                        ===========   ============   ===========    ===========

  Net (loss) income                                     $(1,675,000)  $    473,000   $ 1,848,000    $(2,204,000)
                                                        ===========   ============   ===========    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  PRT Funding and PCC had no disagreements with their independent accountants to report under this item.

                                   PART III

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.  FINANCIAL STATEMENTS

         The financial statements filed as part of this report are listed on the Index to Financial Statements on page 20.

     2.  FINANCIAL STATEMENT SCHEDULES

     --  Report of Independent Public Accountants
     -- Schedule I; Condensed Financial Information of Registrant, Pratt Casino Corporation (Parent Company)
         --  Balance Sheets
         --  Statements of Operations
         --  Statements of Cash Flows
         --  Notes to Parent Company Financial Statements
     --  Schedule II; Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions and are inapplicable and therefore have been omitted.

     3.  EXHIBITS

+3.1 --  Certificate of Incorporation of PRT Funding Corp. (Exhibit 3.1)
+3.2 -- Certificate of Incorporation of Pratt Casino Corporation. (Exhibit 3.2) +3.3 -- Bylaws of PRT Funding Corp. (Exhibit 3.3)
+3.4 --  Bylaws of Pratt Casino Corporation. (Exhibit 3.4)
@4.1 -- Indenture dated as of February 15, 1994, among and Shawmut Bank Connecticut, N.A., as Trustee PRT Funding, as Issuer, PCC, as Guarantor, (Exhibit 10.54)
@4.2 -- Indenture dated as of February 15, 1994 among GB Inc. and GBHC, as Guarantors, and Shawmut Bank Property Funding, as Issuer, GB Holdings, Connecticut, N.A., as Trustee. (Exhibit 10.50)
@4.3 -- Mortgage, Fixture Filing and Security Agreement of Shawmut Bank Connecticut, National dated February 17, 1994, by GBHC in favor Association, as Mortgagee. (Exhibit 10.51)
@4.4 -- Security Agreement dated February 17, 1994 made Holdings, Inc., Advanced Casino Systems by GB Property Funding Corp., GBHC, GB International, Inc., Computerized Management Systems International, Inc. and any Additional Collateral Grantor to Shawmut Bank Connecticut, National Association, as Trustee. (Exhibit 10.52)
@4.5 -- Collateral Assignment of Leases dated as of Bank Connecticut, National Association, as February 17, 1994, by GBHC, in favor of Shawmut Assignee. (Exhibit 10.53)

  ++10.1  --  Management Services Agreement dated as of August Management, Inc.
              ("PHMI"), the predecessor of 19, 1987, between Pratt Hotel NJMI, and GBHC. (Exhibit 10.1)
   *10.2  --  Management Services Agreement dated as of June Casino Corporation, the predecessor in interest of 21, 1991, between HCA and Greate Bay PML. (Exhibit 10.34)
  ++10.3  --  Tax Allocation Agreement by and among Pratt Corp., GBHC and certain other parties effective as Casino Properties, Inc., PHMI, PCPI Funding of January 1, 1987. (Exhibit 10.18)
  ++10.4  --  Amended License Agreement by and between Hughes Corporation (now known as GBCC) dated May 19, Properties, Inc. and Pratt Hotel 1987. (Exhibit 10.3)
 ***10.5  --  Employment Agreement, as amended, dated November 17, 1995, between
              GBHC and Leonard M. DeAngelo. (Exhibit 10.15)
 ***10.6  --  Employment Agreement dated January 1, 1996, between ACSC and
              Lawrence C. Cole. (Exhibit 10.16)
  ++10.7  --  Fifth Amendment to Employment Agreement dated January 1, 1997, between HCC and Jack E. Pratt. (Exhibit 10.1)
 +++10.8  --  Fifth Amendment to Employment Agreement dated January 1, 1997, between HCC and Edward T. Pratt, Jr. (Exhibit 10.2)
 +++10.9  --  Fifth Amendment to Employment Agreement dated January 1, 1997, between HCC and William D. Pratt. (Exhibit 10.3)
+++10.10  --  Employment Agreement dated May 1, 1996 by and between HCC and
              Edward T. Pratt III. (Exhibit 10.4).
  @10.11  --  Agreement of Limited Partnership of Pratt Management, L.P.
              (Exhibit 10.55)
@@@10.12  --  Employment Agreement dated December 1, 1995, as amended, between
              GBHC and Robert J. DeSalvio. (Exhibit 10.13)
 **10.13  --  Deed dated November 27, 1978 from Colony Associates, L.P. to GBHC.
              (Exhibit 10.13)
 @@10.14  --  Consulting Agreement dated as of January 1, 1994 between PCC, as the Consultant, and HWCC - Tunica, Inc. (Exhibit 10.8)
    27.1  --  Financial Disclosure Schedule - PRT Funding Corp.
    27.2 -- Financial Disclosure Schedule - Pratt Casino Corporation and Subsidiaries

    _________________________________

           + Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-69768) for PRT Funding Corp. as filed with the SEC on February 2, 1994.

          ++ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-58732) for Hollywood Casino Corporation as filed with the SEC on February 26, 1993.

         +++ Incorporated by reference from the exhibit shown in a parenthesis to Hollywood Casino Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

           * Incorporated by reference from the exhibit shown in parenthesis to the registration statement on Form 10 filed with the Securities and Exchange Commission on May 28, 1992 by PRT Corporation, the predecessor of HCC.

          ** Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-69716) for GB Property Funding Corp. as filed with the SEC on February 2, 1994.

         *** Incorporated by reference from the exhibit shown in parenthesis to Hollywood Casino Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

           @ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-77502) for Hollywood Casino Corporation as filed with the SEC on April 8, 1994.

          @@ Incorporated by reference from the exhibit shown in parenthesis to Form S-1 Registration Statement (Registration No. 33-82182) for HWCC - Tunica, Inc. as filed with the SEC on September 29, 1994.

         @@@ Incorporated by reference from the exhibit shown in parenthesis to GBCC's Annual Report on Form 10-K for the year ended December 31, 1996.


         (B)  REPORTS ON FORM 8-K

             Neither PRT Funding Corp. nor Pratt Casino Corporation filed any reports on Form 8-K during the quarter ended December 31, 1996.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 27, 1997.

                                 PRT FUNDING CORP.

                                 By:  /s/    Jack E. Pratt
                                    -----------------------------
                                             Jack E. Pratt
                                        Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

     SIGNATURE                    TITLE                              DATE
     ---------                    -----                              ----

/s/  Jack E. Pratt           Chairman of the Board,             March 27, 1997
--------------------------    Chief Executive                  ----------------
     Jack E. Pratt            Officer, President and Director


/s/  Edward T. Pratt, Jr.    Vice Chairman of the               March 27, 1997
---------------------------   Board and Director               ----------------
     Edward T. Pratt, Jr.


/s/  William D. Pratt        Executive Vice                     March 27, 1997
---------------------------   President, General               ----------------
     William D. Pratt         Counsel, Secretary
                              and Director


/s/  Edward T. Pratt III     Executive Vice President           March 27, 1997
---------------------------    and Director                    ----------------
     Edward T. Pratt III

/s/  John C. Hull            Principal Accounting Officer       March 27, 1997
---------------------------                                    ----------------
     John C. Hull

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Dallas, State of Texas on March 27, 1997.

                                 PRATT CASINO CORPORATION

                                 By:  /s/  Jack E. Pratt
                                    ---------------------------
                                           Jack E. Pratt
                                      Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

     SIGNATURE                    TITLE                              DATE
     ---------                    -----                              ----

/s/  Jack E. Pratt           Chairman of the Board,             March 27, 1997
--------------------------    Chief Executive                  ----------------
     Jack E. Pratt            Officer, and Director


/s/  Edward T. Pratt, Jr.    Vice Chairman of the               March 27, 1997
---------------------------   Board and Director               ----------------
     Edward T. Pratt, Jr.


/s/  William D. Pratt        Executive Vice                     March 27, 1997
---------------------------   President, General               ----------------
     William D. Pratt         Counsel, Secretary
                              and Director


/s/  Edward T. Pratt III     President, Chief Operating         March 27, 1997
---------------------------    Officer and Director            ----------------
     Edward T. Pratt III

/s/  John C. Hull            Principal Accounting Officer       March 27, 1997
---------------------------                                    ----------------
     John C. Hull

                    INDEX TO FINANCIAL STATEMENT SCHEDULES



PRATT CASINO CORPORATION AND SUBSIDIARIES

        --  Report of Independent Public Accountants

        -- Schedule I; Condensed Financial Information of Registrant -- Balance Sheets
            --  Statements of Operations
            --  Statements of Cash Flows
            --  Notes to Parent Company Financial Statements

        --  Schedule II; Valuation and Qualifying Accounts

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To Pratt Casino Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Pratt Casino Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated March 21, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statement schedules are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                       ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 21, 1997

                                                                      SCHEDULE I
                                                                      PAGE 1

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            PRATT CASINO CORPORATION
                                (PARENT COMPANY)

                                 BALANCE SHEETS

                                     ASSETS

                                                      DECEMBER 31,
                                             ----------------------------
                                                  1996           1995
                                             -------------   ------------
Cash                                         $     607,000   $    509,000
Short-term investments                           2,000,000              -
Due from affiliates                                169,000        594,000
Other current assets                               804,000         28,000
                                             -------------   ------------

 Total current assets                            3,580,000      1,131,000
                                             -------------   ------------

Investment in limited partnership                1,746,000      2,017,000
Deferred financing costs                         2,608,000      2,966,000
                                             -------------   ------------

 Total other assets                              4,354,000      4,983,000
                                             -------------   ------------

                                             $   7,934,000   $  6,114,000
                                             =============   ============

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Due to affiliate                             $   3,700,000   $  1,550,000
Accrued interest payable                         2,161,000      1,796,000
                                             -------------   ------------

 Total current liabilities                       5,861,000      3,346,000
                                             -------------   ------------

Long-term debt                                  67,900,000     67,900,000
                                             -------------   ------------

Investment in subsidiaries                      39,278,000      6,279,000
                                             -------------   ------------

Shareholder's deficit:
 Common stock, $1.00 par value per share,
  1,000 shares authorized and outstanding            1,000          1,000
 Accumulated deficit                          (105,106,000)   (71,412,000)
                                             -------------   ------------

  Total shareholder's deficit                 (105,105,000)   (71,411,000)
                                             -------------   ------------

                                             $   7,934,000   $  6,114,000
                                             =============   ============

          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                      PAGE 2

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           PRATT CASINO CORPORATION
                               (PARENT COMPANY)

                           STATEMENTS OF OPERATIONS


                                                                    YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                                1996            1995          1994
                                                            -------------  ------------  ------------

Revenues:
 Consulting fees                                            $  1,200,000   $ 1,200,000   $ 1,050,000
                                                            ------------   -----------   -----------

Expenses:
 Amortization                                                    358,000       358,000       307,000
 General and administrative                                       93,000        83,000       439,000
                                                            ------------   -----------   -----------

   Total expenses                                                451,000       441,000       746,000
                                                            ------------   -----------   -----------

Income from operations                                           749,000       759,000       304,000
                                                            ------------   -----------   -----------

Non-operating income (expense):
 Interest income                                                  80,000         7,000             -
 Interest expense                                             (8,044,000)   (8,045,000)   (7,004,000)
 Equity in earnings of limited partnership                     6,162,000     6,429,000     6,264,000
                                                            ------------   -----------   -----------

   Total non-operating expense, net                           (1,802,000)   (1,609,000)     (740,000)
                                                            ------------   -----------   -----------

Loss before income tax benefit and other item                 (1,053,000)     (850,000)     (436,000)
Income tax benefit                                               358,000       292,000       145,000
                                                            ------------   -----------   -----------

Loss before other item                                          (695,000)     (558,000)     (291,000)
Equity in losses of consolidated subsidiaries                (32,999,000)   (1,000,000)     (885,000)
                                                            ------------   -----------   -----------

Net loss                                                    $(33,694,000)  $(1,558,000)  $(1,176,000)
                                                            ============   ===========   ===========



          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                      PAGE 3

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           PRATT CASINO CORPORATION
                               (PARENT COMPANY)

                           STATEMENTS OF CASH FLOWS


                                                                           YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------
                                                                      1996           1995          1994
                                                                   -----------   ----------   ------------

Net cash (used in) provided by operating activities                $   (52,000)  $ (733,000)  $  1,257,000
                                                                   -----------   ----------   ------------

Investing activities:
 Short-term investment                                              (2,000,000)           -              -
 Investments in consolidated subsidiaries                                    -            -    (15,000,000)
 Investment in limited partnership                                           -            -         (1,000)
                                                                   -----------   ----------   ------------

   Net cash used in investing activities                            (2,000,000)           -    (15,001,000)
                                                                   -----------   ----------   ------------

Financing activities:
 Issuance of long-term debt                                                  -            -     67,900,000
 Borrowing from affiliates                                           2,150,000            -              -
 Deferred financing costs                                                    -            -     (3,631,000)
 Dividends paid                                                              -            -    (49,284,000)
                                                                   -----------   ----------   ------------

   Net cash provided by financing activities                         2,150,000            -     14,985,000
                                                                   -----------   ----------   ------------

   Net increase (decrease) in cash                                      98,000     (733,000)     1,241,000

    Cash at beginning of year                                          509,000    1,242,000          1,000
                                                                   -----------   ----------   ------------

    Cash at end of year                                            $   607,000   $  509,000   $  1,242,000
                                                                   ===========   ==========   ============




          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                      SCHEDULE I
                                                                      PAGE 4

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           PRATT CASINO CORPORATION
                               (PARENT COMPANY)

                 NOTES TO PARENT COMPANY FINANCIAL STATEMENTS


(1)  GUARANTEES OF REGISTRANT

     Pratt Casino Corporation ("PCC") has unconditionally guaranteed the debt obligations of PRT Funding Corp., a wholly owned subsidiary of PCC, as to the timely payment of principal, premium, if any, and interest. PCC has also guaranteed the outstanding borrowings under a $2,000,000 bank line of credit agreement ($5,000,000 at December 31, 1995) entered into by Greate Bay Hotel and Casino, Inc., an indirect wholly owned subsidiary of PCC. During 1996, PCC pledged a certificate of deposit on the face amount of $2,000,000 as collateral for the line of credit; such deposit is presented as a short-term investment in the accompanying financial statements. At December 31, 1996, $2,000,000 was outstanding under the line of credit; no such borrowings were outstanding under the line of credit at December 31, 1995. The line of credit was repaid upon maturity of the certificate of deposit in January 1997 and the line of credit was cancelled.

(2)  SCHEDULED PAYMENTS OF LONG-TERM DEBT

     All of PCC's long-term debt outstanding of $67,900,000 at December 31, 1996 matures during 2004. Interest paid during the years ended December 31, 1996, 1995 and 1994 amounted to $7,679,000, $8,410,000 and $4,843,000, respectively.

(3)  DIVIDENDS RECEIVED

     PCC received dividends from Pratt Management, L.P. amounting to $6,433,000, $6,421,000 and $4,256,000, respectively, during the years ended December 31, 1996, 1995 and 1994.



          The accompanying notes to consolidated financial statements are an integral part of this schedule.

                                                                     SCHEDULE II

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                       VALUATION AND QUALIFYING ACCOUNTS


                                                         AMOUNTS
                                            BALANCE AT  CHARGED TO                          BALANCE
                                            BEGINNING   COSTS AND                           AT END
               DESCRIPTION                  OF PERIOD    EXPENSES      DEDUCTIONS          OF PERIOD
              -------------                -----------  ----------  ----------------      -----------

         YEAR ENDED DECEMBER 31, 1996:
            Allowance for doubtful
                    accounts receivable    $16,494,000  $2,167,000  $    (3,137,000) (1)  $15,524,000
            Allowance for obligatory
                    investments              3,792,000   1,344,000         (735,000) (2)    4,401,000
                                           -----------  ----------  ---------------       -----------

                                           $20,286,000  $3,511,000  $    (3,872,000)      $19,925,000
                                           ===========  ==========  ===============       ===========

         YEAR ENDED DECEMBER 31, 1995:
            Allowance for doubtful
                    accounts receivable    $15,288,000  $2,988,000  $    (1,782,000) (1)  $16,494,000
            Allowance for obligatory
                    investments              2,458,000   1,457,000         (123,000) (2)    3,792,000
                                           -----------  ----------  ---------------       -----------

                                           $17,746,000  $4,445,000  $    (1,905,000)      $20,286,000
                                           ===========  ==========  ===============       ===========

         YEAR ENDED DECEMBER 31, 1994:
            Allowance for doubtful
                    accounts receivable    $14,805,000  $3,283,000  $    (2,800,000) (1)  $15,288,000
            Allowance for obligatory
                    investments              3,065,000     617,000       (1,224,000) (2)    2,458,000
                                           -----------  ----------  ---------------       -----------

                                           $17,870,000  $3,900,000  $    (4,024,000)      $17,746,000
                                           ===========  ==========  ===============       ===========

---------------------------------------
(1)  Represents net write-offs of uncollectible accounts.
(2) Represents write-offs of obligatory investments in connection with the contribution of certain obligatory investments to the Casino Reinvestment Development Authority.



          The accompanying notes to consolidated financial statements are an integral part of this schedule.