Form 10-Q
period 1997-03-31
PRT FUNDING CORP; PRATT CASINO CORP
filed 1997-05-14
CIK 912897, 912928

                      SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 1997
                                 --------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission file number   33-69768
                         --------


                               PRT FUNDING CORP.
                           PRATT CASINO CORPORATION
          -----------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)


              DELAWARE                                 75-2502289
              DELAWARE                                 75-2502292
 ---------------------------------                 ---------------------
 (States or other jurisdictions of                 (I.R.S. Employer
 incorporation or organization)                    Identification No.'s)

   TWO GALLERIA TOWER, SUITE 2200
      13455 NOEL ROAD, LB 48
          DALLAS, TEXAS                                   75240
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

(Registrants' telephone number, including area code):  (972) 386-9777
                                                       --------------

                               (NOT APPLICABLE)
                -----------------------------------------------
                (Former name, former address, and former fiscal
                 year, if changed since last report. )

   Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     YES  X   NO
                                                       ---    ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     REGISTRANT                        CLASS              OUTSTANDING AT MAY 12, 1997
------------------------   -----------------------------  ---------------------------
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

                               PRT FUNDING CORP.
                           PRATT CASINO CORPORATION

PART 1: FINANCIAL INFORMATION
-----------------------------

INTRODUCTORY NOTES TO FINANCIAL STATEMENTS
------------------------------------------

   The registered securities consist of 11 5/8% Senior Notes (the "PRT Funding Notes") in the principal amount of $85,000,000 due April 15, 2004 issued by PRT Funding Corp. ("PRT Funding") and listed on the American Stock Exchange. PRT Funding is wholly owned by Pratt Casino Corporation ("PCC"), a Delaware corporation and an indirect wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"), also a Delaware corporation. GBCC is an American Stock Exchange listed company subject to the reporting requirements of the Securities Act of 1934. PRT Funding's obligations are unconditionally guaranteed as to the timely payment of principal, premium, if any, and interest by PCC. PRT Funding and PCC have principal executive offices at Two Galleria Tower, Suite 2200, 13455 Noel Road, LB48, Dallas, Texas 75240.

   PRT Funding was organized during September 1993 as a special purpose subsidiary of PCC for the purpose of borrowing funds through the issuance of the PRT Funding Notes for the benefit of PCC and certain of its subsidiaries.

   Greate Bay Hotel and Casino, Inc. ("GBHC"), a wholly owned subsidiary of PCC, owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the operating results to be reported for the full year. The Sands is managed by New Jersey Management, Inc. ("NJMI"), which is also a subsidiary of PCC. The principal executive offices of GBHC are located at the Sands Administrative and Employee Services Complex, 136 South Kentucky Avenue, Atlantic City, New Jersey 08401, telephone (609) 441-4000.

   PCC is the sole limited partner of Pratt Management, L.P. ("PML"), a limited partnership which, since February 17, 1994, manages a riverboat gaming facility located in Aurora, Illinois (the "Aurora Casino") owned by Hollywood Casino Corporation ("HCC"). Prior to December 31, 1996, HCC owned approximately 80% of the outstanding common stock of GBCC; such stock was distributed by HCC to its shareholders. Effective April 1, 1997, HCC acquired the general partnership interest in PML from another subsidiary of GBCC. PCC also receives, pursuant to a ten-year consulting agreement, a monthly consulting fee of $100,000 from a subsidiary of HCC which in August 1994 opened a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino"). Debt service on the PRT Funding Notes is funded primarily from management fees earned by NJMI from the Sands, from distributions made to PCC by PML (resulting from fees generated from the management of the Aurora Casino) and from consulting fees earned from the Tunica Casino, supplemented by dividends, if any, received from GBHC.

   The financial statements of PRT Funding and the consolidated financial statements of PCC as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of March 31, 1997, and their results of operations and cash flows for the three month periods ended March 31, 1997 and 1996.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in PRT Funding and PCC's 1996 Annual Report on Form 10-K.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                                BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                       MARCH 31,     DECEMBER 31,
                                                         1997            1996
                                                     ------------    ------------

Current Assets:
 Cash and cash equivalents                           $     14,000    $  1,141,000
 Interest receivable from affiliates                    6,991,000       3,972,000
 Due from affiliate                                     1,130,000               -
                                                     ------------    ------------

  Total current assets                                  8,135,000       5,113,000
                                                     ------------    ------------

Notes receivable from affiliates                      100,000,000    100,000,000
                                                     ------------    ------------

                                                     $108,135,000    $105,113,000
                                                     ============    ============

                     LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Accrued interest payable                             $  8,087,000   $  5,068,000
 Other current liabilities                                   2,000          2,000
 Due to affiliates                                          18,000         17,000
                                                      ------------   ------------
  Total current liabilities                              8,107,000      5,087,000
                                                      ------------   ------------

Long-term debt                                          85,000,000     85,000,000
                                                      ------------   ------------

Notes payable to affiliates                             15,000,000     15,000,000
                                                      ------------   ------------
Shareholder's equity:
 Common stock, $1.00 par value per
  share, 1,000 shares authorized
  and outstanding                                            1,000          1,000
 Retained earnings                                          27,000         25,000
                                                      ------------   ------------

  Total shareholder's equity                                28,000         26,000
                                                      ------------   ------------
                                                      $108,135,000   $105,113,000
                                                      ============   ============



           The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                  THREE MONTHS ENDED
                                       MARCH 31,
                                -------------------------
                                   1997           1996
                                ----------     ----------

Revenues:
 Interest income                $3,022,000     $3,019,000
                                ----------     ----------

Expenses:
 Interest expense                3,019,000      3,019,000
                                ----------     ----------

Income before income taxes           3,000              -

Income tax provision                (1,000)             -
                                ----------     ----------

Net income                      $    2,000     $        -
                                ==========     ==========




           The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    -------------------------
                                                                       1997           1996
                                                                    -----------   -----------

OPERATING ACTIVITIES:
 Net income                                                         $     2,000   $         -
 Adjustments to reconcile net income
  to net cash (used in) provided by operating activities:
  Increase in receivable from affiliates                             (4,149,000)   (1,922,000)
  Increase in accrued interest payable                                3,019,000     3,019,000
  Net change in other current assets
   and liabilities                                                        1,000        (1,000)
                                                                    -----------   -----------

   Net cash (used in) provided by operating activities               (1,127,000)    1,096,000

 Cash and cash equivalents at beginning of period                     1,141,000        18,000
                                                                    -----------   -----------

 Cash and cash equivalents at end of period                         $    14,000   $ 1,114,000
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

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION AND OPERATIONS

   PRT Funding Corp. ("PRT Funding"), a Delaware corporation, was incorporated on September 29, 1993. PRT Funding is a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), which is an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Both PCC and GBCC are also Delaware corporations. PCC was incorporated in September 1993 and, on February 17, 1994, acquired through capital contributions by its parent, all of the outstanding capital stock of Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). The Sands is managed by New Jersey Management, Inc. ("NJMI"), a New Jersey corporation and also a subsidiary of PCC. Substantially all of PCC's assets are attributable to the Sands. PCC also earns management and consulting fees with respect to gaming facilities owned by Hollywood Casino Corporation ("HCC"), a Delaware corporation which, prior to December 31, 1996, owned approximately 80% of the outstanding common stock of GBCC.

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

   The financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been prepared by PRT Funding without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PRT Funding as of March 31, 1997 and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1996.

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

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


   On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes due in February 2005 (the "Junior Subordinated Notes") to HCC, and loaned the proceeds to various affiliates on the same terms. Principal totaling $6,262,000 with respect to the Junior Subordinated Notes was subsequently assigned to GBCC by HCC in recognition of tax net operating losses of GBCC used by HCC. The remaining $8,738,000 of Junior Subordinated Notes, together with interest accrued thereon, was assigned to GBCC by HCC in connection with the distribution of its stock in GBCC to HCC's shareholders on December 31, 1996. Interest on the Junior Subordinated Notes accrues at the rate of 14 5/8% per annum and is payable semiannually commencing August 17, 1994, with payment subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes. Because PCC has not met the financial coverage tests, interest has not been paid during 1997 and was not paid during 1996. At March 31, 1997 and December 31, 1996, accrued interest of $3,559,000 and $3,010,000, respectively, was payable to GBCC. All such amounts are included in interest payable in the accompanying balance sheets.

   No interest was paid during either of the three month periods ended March 31, 1997 and 1996.

(3)  INCOME TAXES

   PRT Funding is included in the consolidated federal income tax return of GBCC and, for periods prior to December 31, 1996, was included in the consolidated federal income tax return of HCC, GBCC's parent prior to that date. Pursuant to agreements between PCC and GBCC, PRT Funding's provision for federal income taxes is calculated as if a separate federal return were filed. There are no timing differences resulting in deferred income taxes. For the three month periods ended March 31, 1997 and 1996, no payments were made under the tax allocation agreements. At March 31, 1997 and December 31, 1996, $6,000 and $5,000, respectively, is included in due to affiliates on the accompanying balance sheets representing taxes currently payable under the agreements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                             MARCH 31,      DECEMBER 31,
                                               1997            1996
                                           -------------   -------------

Current Assets:
 Cash and cash equivalents                 $  15,956,000   $  18,650,000
 Short-term investments                                -       2,000,000
 Accounts receivable, net of allowances
  of $14,757,000 and $15,524,000,
  respectively                                 9,620,000      10,114,000
 Inventories                                   3,745,000       3,873,000
 Due from affiliates                           2,286,000       2,541,000
 Refundable deposits and other
  current assets                               2,984,000       3,197,000
                                           -------------   -------------

  Total current assets                        34,591,000      40,375,000
                                           -------------   -------------

Investment in Limited Partnership              1,996,000       1,746,000
                                           -------------   -------------

Property and Equipment:
 Land                                         38,093,000      38,093,000
 Buildings and improvements                  185,508,000     185,508,000
 Operating equipment                          92,529,000      91,868,000
 Construction in progress                      1,595,000       1,535,000
                                           -------------   -------------

                                             317,725,000     317,004,000
  Less - accumulated depreciation and
  amortization                              (164,234,000)   (160,989,000)
                                           -------------   -------------

  Net property and equipment                 153,491,000     156,015,000
                                           -------------   -------------

Other Assets:
 Obligatory investments                        6,650,000       6,382,000
 Due from affiliates                          18,194,000      17,895,000
 Deferred financing costs                      7,379,000       7,653,000
 Other assets                                  4,166,000       4,220,000
                                           -------------   -------------

   Total other assets                         36,389,000      36,150,000
                                           -------------   -------------

                                           $ 226,467,000   $ 234,286,000
                                           =============   =============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S DEFICIT
                                  (UNAUDITED)


                                                 MARCH 31,     DECEMBER 31,
                                                   1997            1996
                                              -------------   -------------

Current Liabilities:
 Current maturities of long-term debt         $   5,012,000   $   2,512,000
 Short-term credit facilities                             -       2,000,000
 Short-term borrowings from affiliates            8,000,000       6,500,000
 Accounts payable                                 6,051,000       7,906,000
 Accrued liabilities -
   Salaries and wages                             5,492,000       4,986,000
   Interest                                      12,991,000      14,758,000
   Insurance                                      3,180,000       3,117,000
   Other                                          6,588,000       6,684,000
 Due to affiliates                                  998,000       1,195,000
 Other                                            4,017,000       5,431,000
                                              -------------   -------------

   Total current liabilities                     52,329,000      55,089,000
                                              -------------   -------------

Long-Term Debt                                  280,427,000     282,930,000
                                              -------------   -------------

Other Noncurrent Liabilities                      1,345,000       1,372,000
                                              -------------   -------------

Commitments and Contingencies

Shareholder's Deficit:
 Common stock $1.00 par value per share,
   1,000 shares authorized and outstanding            1,000           1,000
 Accumulated deficit                           (107,635,000)   (105,106,000)
                                              -------------   -------------

   Total shareholder's deficit                 (107,634,000)   (105,105,000)
                                              -------------   -------------

                                              $ 226,467,000   $ 234,286,000
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                              MARCH 31,
                                      -------------------------
                                          1997          1996
                                      -----------   -----------

Revenues:
 Casino                               $58,330,000   $57,605,000
 Rooms                                  2,237,000     2,135,000
 Food and beverage                      7,920,000     8,524,000
 Other                                  1,265,000     1,989,000
                                      -----------   -----------

                                       69,752,000    70,253,000
 Less - promotional allowances         (6,255,000)   (7,119,000)
                                      -----------   -----------

  Net revenues                         63,497,000    63,134,000
                                      -----------   -----------

Expenses:
 Casino                                49,009,000    54,494,000
 Rooms                                    596,000       533,000
 Food and beverage                      2,339,000     2,464,000
 Other                                    529,000       538,000
 General and administrative             3,671,000     3,985,000
 Depreciation and amortization          3,963,000     5,197,000
                                      -----------   -----------

  Total expenses                       60,107,000    67,211,000
                                      -----------   -----------

Income (loss) from operations           3,390,000    (4,077,000)
                                      -----------   -----------

Non-operating income (expenses):
 Interest income                          402,000       472,000
 Interest expense                      (8,325,000)   (8,122,000)
 Gain on disposal of assets                 7,000        15,000
 Equity in earnings of limited
  partnership                           1,997,000     2,012,000
                                      -----------   -----------

  Total non-operating expense, net     (5,919,000)   (5,623,000)
                                      -----------   -----------

Loss before income taxes               (2,529,000)   (9,700,000)
 Income tax benefit                             -     3,654,000
                                      -----------   -----------

Net loss                              $(2,529,000)  $(6,046,000)
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                -------------------------
                                                                    1997          1996
                                                                -----------   -----------
 OPERATING ACTIVITIES:
 Net loss                                                       $(2,529,000)  $(6,046,000)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                   3,963,000     5,197,000
  Gain on sale of assets                                             (7,000)      (15,000)
  Provision for doubtful accounts                                   650,000       567,000
  Equity in earnings of limited partnership                      (1,997,000)   (2,012,000)
  Dividends received from limited partnership                     1,747,000     2,039,000
  Deferred income tax benefit                                             -      (293,000)
  Increase in accounts receivable                                  (156,000)     (257,000)
  Decrease in accounts payable and other accrued liabilities     (4,347,000)     (678,000)
  Net change in other current assets and liabilities                112,000    (3,591,000)
  Net change in other noncurrent assets and liabilities            (243,000)     (298,000)
                                                                -----------   -----------

    Net cash used in operating activities                        (2,807,000)   (5,387,000)
                                                                -----------   -----------

INVESTING ACTIVITIES:
 Net property and equipment additions                              (721,000)   (1,130,000)
 Obligatory investments                                            (670,000)     (762,000)
 Proceeds from disposal of assets                                     7,000        15,000
 Short-term investment                                            2,000,000             -
                                                                -----------   -----------

  Net cash provided by (used in) investing activities               616,000    (1,877,000)
                                                                -----------   -----------

FINANCING ACTIVITIES:
 (Repayments) borrowings on short-term credit facilities         (2,000,000)    2,000,000
 Repayments of long-term debt                                        (3,000)       (3,000)
 Borrowings from affiliates                                       1,500,000             -
                                                                -----------   -----------

  Net cash (used in) provided by financing activities              (503,000)    1,997,000
                                                                -----------   -----------

  Net decrease in cash and cash equivalents                      (2,694,000)   (5,267,000)
      Cash and cash equivalents at beginning of period           18,650,000    25,606,000
                                                                -----------   -----------

      Cash and cash equivalents at end of period                $15,956,000   $20,339,000
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

   Pratt Casino Corporation ("PCC") is a Delaware corporation and a wholly owned subsidiary of PPI Corporation, a New Jersey corporation and a wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). On February 17, 1994, PCC acquired, through capital contributions by its parent, all of the outstanding stock of Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). The Sands is managed by New Jersey Management, Inc. ("NJMI") which also became a wholly owned subsidiary of PCC through a capital contribution by its parent. Substantially all of PCC's assets are attributable to the Sands. PCC also earns management and consulting fees with respect to gaming facilities owned by Hollywood Casino Corporation ("HCC") which, prior to December 31, 1996, owned approximately 80% of the outstanding common stock of GBCC.

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

   The consolidated financial statements as of March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 have been prepared by PCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PCC as of March 31, 1997 and the results of its operations and cash flows for the three month periods ended March 31, 1997 and 1996.

   The accompanying consolidated financial statements have been prepared assuming PCC will continue as a going concern. GBHC, which is PCC's most significant subsidiary, incurred a net loss exclusive of management fees of $26,726,000 in 1996 which in turn generated an operating cash flow deficit of $6,070,000. As a consequence, GBHC has had to rely on borrowings from affiliates to meet its debt service requirements and to fund working capital needs during its seasonal low operating periods. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during 1997 is limited. HCC, which has loaned $6,500,000 to GBCC for use by the Sands (see Note 5), is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3,500,000.

   GBHC's principal and interest requirements during the twelve month period ending March 31, 1998 amount to $25,038,000. Due to mild winter weather conditions compared to a year ago and an abatement of the intense marketing competition for bus customers, operating results for the first quarter 1997 reflect a substantial improvement over 1996. In the absence of a resumption of the marketing wars which plagued Atlantic City casinos in 1996 or other unforeseen events, management believes its operating plan for 1997 is attainable and will provide sufficient funds from operating cash flow which, together with funds available from affiliates, if required, will enable GBHC to satisfy its debt service requirements through the first quarter of 1998.

(2)  SHORT-TERM CREDIT FACILITIES

   As of December 31, 1996, GBHC had $2,000,000 outstanding under a bank line of credit. Borrowings under the line of credit were guaranteed to the extent of $2,000,000 by PCC, which pledged a certificate of deposit in the face amount of $2,000,000 as collateral for the line of credit. The line of credit was repaid upon maturity of the certificate of deposit during January 1997 with proceeds from affiliate borrowings (see Note 5) and the line of credit was cancelled.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

   Substantially all of PCC's assets are pledged in connection with long-term indebtedness of its subsidiaries.

                                                     MARCH 31,    DECEMBER 31,
                                                       1997           1996
                                                   -------------  -------------

10 7/8% first mortgage notes, due 2004 (a)         $185,000,000   $185,000,000
11 5/8% senior notes, due 2004 (b)                   85,000,000     85,000,000
14 5/8% junior subordinated notes, due 2005 (c)      15,000,000     15,000,000
Other                                                   439,000        442,000
                                                   ------------   ------------

  Total indebtedness                                285,439,000    285,442,000
 Less - current maturities                           (5,012,000)    (2,512,000)
                                                   ------------   ------------

  Total long-term debt                             $280,427,000   $282,930,000
                                                   ============   ============

---------------
(a) On February 17, 1994, GB Property Funding issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") and collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only is payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 will become due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering to the trustee 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. GB Property Funding acquired $2,500,000 face amount of 10 7/8% First Mortgage Notes during May 1997 which it intends to use to make its July 15, 1997 required principal payment. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

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

(c) On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes") to HCC. Principal totaling $6,262,000 with respect to the Junior Subordinated Notes was subsequently assigned to GBCC by HCC in recognition of tax net operating losses of GBCC used by HCC. The remaining $8,738,000 of Junior Subordinated Notes, together with interest accrued thereon, was assigned to GBCC by HCC in connection with the distribution of its stock in GBCC to HCC's shareholders on December 31, 1996. The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes, is payable semiannually commencing August 17, 1994. Because PCC has not met the financial coverage tests, interest has not been paid during 1997 and was not paid during 1996.

    Scheduled payments of long-term debt as of March 31, 1997 are set forth below:

         1997 (9 months)    $  2,509,000
         1998                  5,013,000
         1999                  5,014,000
         2000                  5,016,000
         2001                  5,017,000
         Thereafter          262,870,000
                            ------------

          Total             $285,439,000
                            ============

   Interest paid amounted to $10,093,000 and $10,118,000, respectively, for the three month periods ended March 31, 1997 and 1996.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(4)   INCOME TAXES

   Components of the income tax benefit consisted of the following:

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                            ---------------------
                                              1997        1996
                                            --------    ---------

Benefit in lieu of federal income taxes:
 Current                                    $      -   $2,580,000
 Deferred                                          -      226,000
State income tax benefit:
 Current                                           -      781,000
 Deferred                                          -       67,000
                                            --------   ----------

                                            $      -   $3,654,000
                                            ========   ==========

   PCC is included in the consolidated federal income tax return of GBCC and, for periods prior to December 31, 1996, was included in the consolidated federal income tax return of HCC, GBCC's parent prior to that date. Pursuant to tax allocation agreements, PCC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. No federal or state tax payments were made during the three month periods ended March 31, 1997 and 1996. The payment of GBHC's taxes in accordance with the tax allocation agreements is subject to the approval of the New Jersey Casino Control Commission (the "Casino Commission").

   Federal and state income tax provisions or benefits are based upon the estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including certain amortization, meal and entertainment and other expenses.

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


   The components of the net deferred tax asset as of March 31, 1997 and December 31, 1996 were as follows:

                                      MARCH 31,    DECEMBER 31,
                                        1997           1996
                                    ------------   ------------

Deferred tax assets:
 Net operating loss carryforward    $ 14,616,000   $ 13,720,000
 Allowance for doubtful accounts       6,348,000      6,429,000
 Other liabilities and accruals        2,853,000      2,732,000
 Other                                 2,173,000      2,037,000
                                    ------------   ------------

  Total deferred tax assets           25,990,000     24,918,000
                                    ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization        (8,610,000)    (8,520,000)
 Other                                  (597,000)      (597,000)
                                    ------------   ------------

  Total deferred tax liabilities      (9,207,000)    (9,117,000)
                                    ------------   ------------

Net deferred tax asset                16,783,000     15,801,000
Valuation allowance                  (16,783,000)   (15,801,000)
                                    ------------   ------------

                                    $          -   $          -
                                    ============   ============

     At March 31, 1997, PCC and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $29 million, none of which expire before the 2005 for federal tax purposes and which begin to expire in 1997 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1997 to date, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at both March 31, 1997 and December 31, 1996.

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     The Internal Revenue Service is currently examining the consolidated Federal income tax returns of HCC for the years 1993 and 1994 in which PCC was included. Management believes that the results of such examination will not have a material adverse effect on the consolidated financial position of PCC.

     Net receivables from and payables to affiliates representing deferred federal income taxes in connection with the aforementioned tax allocation agreements were as follows:

                                    MARCH 31,    DECEMBER 31,
                                       1997         1996
                                    ----------   -----------

Due from affiliates - current       $1,656,000    $1,728,000
Due from affiliates - noncurrent     9,247,000     9,174,000
Due to affiliate - current                   -      (129,000)

(5)  TRANSACTIONS WITH RELATED PARTIES

     GBHC licenses the trade name "Sands" from GBCC, which licenses the name from an unaffiliated third party. Amounts payable by the Sands under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $67,000 and $61,000, respectively, for the three month periods ended March 31, 1997 and 1996.

     HWCC - Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, owns and operates a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino") which commenced operations in August 1994. Pursuant to a ten-year consulting agreement with HCT, PCC receives monthly consulting fees of $100,000. Such fees amounted $300,000 for each of the three month periods ended March 31, 1997 and 1996.

   An advance to a GBCC subsidiary in the amount of $5,672,000 was outstanding as of both March 31, 1997 and December 31, 1996 which accrues interest at the rate of 16.5% per annum. Interest receivable with respect to this advance was $3,276,000 and $3,042,000 at March 31, 1997 and December 31, 1996, respectively.
The advance and related interest receivable are both included in noncurrent due from affiliates in the accompanying consolidated balance sheets.

   During the third quarter of 1996 and the first quarter of 1997, GBHC borrowed a total of $8,000,000 from GBCC for working capital purposes. Such borrowings accrue interest at the rate of 13 3/4% per annum, payable quarterly commencing October 1, 1996. Interest accrued on affiliate loans in the amount of $656,000 and $398,000 is included in interest payable in the accompanying consolidated balance sheets at March 31, 1997 and December 31, 1996, respectively. Repayment of such borrowings from GBCC and the payment of the related interest are subject to approval by the Casino Commission.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


   Interest income (expense) incurred with respect to affiliate advances and borrowings is as follows:

                                        THREE MONTHS ENDED
                                            MARCH 31,
                                      ----------------------
                                         1997        1996
                                      ----------  ----------

Net borrowings/advances               $ (24,000)  $ 234,000
Junior Subordinated Notes (Note 3)     (548,000)   (548,000)

   Interest due to GBCC on the Junior Subordinated Notes of $3,558,000 and $3,010,000 is included in interest payable on the accompanying consolidated balance sheets at March 31, 1997 and December 31, 1996, respectively.

   PCC and its subsidiaries perform certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoice those companies for PCC's cost of providing those services. Similarly, PCC and its subsidiaries are charged for certain legal, accounting and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to PCC's business. Such affiliate transactions are summarized below:

                              THREE MONTHS ENDED
                                  MARCH 31,
                           ------------------------
                              1997         1996
                           ----------  ------------

Billings to affiliates     $ 331,000   $   927,000
Charges from affiliates    $(582,000)  $(1,075,000)

(6)  INVESTMENT IN LIMITED PARTNERSHIP

   During February 1994, PCC acquired a limited partnership interest in Pratt Management, L.P. ("PML"), a limited partnership which, since February 17, 1994, has managed a riverboat gaming and entertainment complex owned by HCC and located in Aurora, Illinois (the "Aurora Casino"). PML earned management fees amounting to $2,727,000 and $2,943,000, respectively, during the three month periods ended March 31, 1997 and 1996. PML also incurred operating and other expenses amounting to $460,000 and $661,000, respectively, during the three month periods ended March 31, 1997 and 1996. Effective April 1, 1997, HCC acquired the general partnership in PML from PPI Corporation. In accordance with certain terms of the Partnership Agreement, PCC, as limited partner, receives 1% of the first $84,000 of net income earned by the partnership each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner.

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

(8)  RECLASSIFICATIONS

   Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1997 consolidated financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review during 1996 of departmental allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

   This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of PCC. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations applicable to the gaming industry in general or PCC in particular, and other risks indicated in PCC's filing with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "anticipates" and similar expressions as they relate to PCC or its management are intended to identify forward-looking statements.

   GENERAL

    The Sands earned income from operations, exclusive of management fees paid to NJMI, of $3.5 million for the three month period ended March 31, 1997 compared to a loss from operations of $4 million reported for the 1996 period. Operating results during the first quarter of 1997 were favorably impacted by operating efficiencies and by management's decision to discontinue certain aggressive marketing programs. Operating results during the first quarter of 1996 were adversely affected by record winter snowstorms in January, two additional weekend snowstorms in February and the advent of both unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share. Improved weather conditions and a slight increase in slot hold percentage combined to produce an overall increase in net revenues (from $62.8 million in 1996 to $63.2 million in 1997). In addition, marketing and advertising costs decreased by $2.7 million (15.1%) during the first quarter of 1997 compared to the same period of 1996 as a result of an easing in competitive pressures.

    As a result of the foregoing, PCC reported income from operations of $3.4 million for the three month period ended March 31, 1997 as compared to a loss from operations of $4.1 million during the same period of 1996.

    Distributions received from PML amounted to $1.7 million during the first quarter of 1997, approximating PCC's equity in PML's earnings; distributions from PML are paid in arrears. Management fees earned by PML during the three month period ended March 31, 1997 were $216,000 less than those earned during the 1996 period primarily due to increased competition for the Aurora Casino as a result of the opening of three riverboat facilities in northern Indiana during June 1996. In addition, PCC received $300,000 with respect to its consulting agreement with the Tunica Casino.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    GAMING OPERATIONS

    The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                       ----------------------
                                         1997          1996
                                       ---------     --------
                                (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                           $ 19,491      $ 20,175
 Slot machines                           38,000        36,441
 Other (1)                                  839           989
                                       --------      --------

  Total                                $ 58,330      $ 57,605
                                       ========      ========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                           $131,044      $134,388
                                       ========      ========

 Hold Percentages: (3)
  Sands                                    14.9%         15.0%
  Atlantic City Casino
    Gaming Industry                        15.7%         16.5%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)                         $454,190      $439,380
                                       ========      ========

 Hold Percentage:(3)
  Sands (4)                                 8.4%          8.3%

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    Table games drop at the Sands declined $3.3 million (2.5%) during the three month period ended March 31, 1997 compared with the same period of 1996. The Sands' decrease compares to an increase of 12.2% in table drop for all other Atlantic City casinos during the same period. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 7.2% during the three month period ended March 31, 1997 from 8.2% during the same period of 1996. The Sands' table game drop decrease is primarily attributable to declines in patron volume from the unrated or "mass" segment. Expansions of other Atlantic City casinos resulted in an increase of over 110,000 square feet of gaming space and 106 tables at March 31, 1997 compared to March 31, 1996. Such expansions typically result in intense marketing campaigns which lure the "mass" segment to the new facility. Gaming space at the Sands has remained virtually unchanged since the first quarter of 1996 and the number of table games has decreased by 3.1%. Furthermore, management discontinued certain promotional activities, including the use of "special odds" offered at table games, which also impacted the Sands' table drop.

    Slot machine handle increased $14.8 million (3.4%) during the three month period ended March 31, 1997 compared with the same period of 1996. The Sands' increase in slot machine handle compares with a 5.3% increase in handle for all other Atlantic City casinos. The Sands' average number of slot machines decreased by less than 1% during the first quarter of 1997 compared to an increase of 11.2% for all other Atlantic City casinos. The less than industry-wide increase experienced by the Sands is a result of the same competitive pressures resulting from casino expansions and related marketing campaigns at other properties as discussed above with respect to table games.

    REVENUES

    Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, increased slightly by $725,000 (1.3%) for the three month period ended March 31, 1997 compared with the same period of 1996. Increases in slot machine wagering together with an improvement in the slot hold percentage allowed the Sands to overcome the decline in table game and other casino revenues.

    Rooms revenue increased $102,000 (4.8%) during the three month period ended March 31, 1997 compared with 1996. Food and beverage revenues decreased $604,000 (7.1%) for the three month period ended March 31, 1997 compared with the prior year period as a result of reduced patron volume, the rescheduling of unit operating hours to increase overall profitability and the reduction of certain promotional activities. Other revenues decreased $724,000 (36.4%) during the three month period ended March 31, 1997 compared to the 1996 period as a result of decreases in theater entertainment.

    Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 56.2% during the three month period ended March 31, 1997 from 57.7% during the first quarter of 1996. Such decrease is primarily attributable to reductions in certain marketing programs and other promotional activities.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    DEPARTMENTAL EXPENSES

    Casino expenses at the Sands decreased $5.5 million (10.1%) during the three month period ended March 31, 1997 compared with 1996. During 1996, an unprecedented and highly aggressive industry-wide attempt to increase market share resulted in significantly higher costs with respect to coin incentive packages. The abatement of these competitive pressures during the first quarter of 1997 together with management's ongoing efforts to create operating efficiencies, have significantly reduced expenses. Such factors have also resulted in a reduction in the allocation of rooms, food and beverage and other expenses to casino expense.

    Rooms expense increased $63,000 (11.8%) during the first quarter of 1997 compared to the first quarter of 1996 primarily due to the decreased allocation of rooms expense to casino expense as a result of rooms previously set aside for casino marketing activities now being made available for paying guests. Food and beverage expense decreased by $125,000 (5.1%) during the three month period ended March 31, 1997 compared to the same period in 1996 primarily as a result of reductions in food and beverage marketing programs, the costs of which are allocated to the casino department, and to the decline in food and beverage revenues as discussed above. Other expenses did not change significantly during the three month period ended March 31, 1997 compared with 1996 as cost savings with respect to theater entertainment were realized through reduced allocations to the casino department.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses decreased by $314,000 (7.9%) during the three month period ended March 31, 1997 compared to the 1996 period primarily due to reduced overhead allocations from HCC.

    DEPRECIATION AND AMORTIZATION

    As a result of a revision in the estimated useful life of the Sands' buildings effective October 1, 1996 and the completion of amortization with respect to certain of its long-lived assets, PCC's depreciation and amortization expense for the first quarter of 1997 decreased by $1.2 million (23.7%) compared to the same period during 1996.

    INTEREST

    Interest income decreased $70,000 (14.8%) during the three month period ended March 31, 1997 compared with the same period of 1996 due primarily to reductions in temporary cash investments. Interest expense did not change significantly during the three month period ended March 31, 1997 compared to the prior year first quarter.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

    Effective February 17, 1994, PCC acquired the limited partnership interest in PML, a limited partnership which earns management fees from the operation of the Aurora Casino. Effective April 1, 1997, HCC acquired the general partnership interest in PML from PPI Corporation. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. PCC's equity in the earnings of PML did not change significantly during the first quarter of 1997 from the $2 million earned in 1996.

    INCOME TAX BENEFIT

    PCC's operations are included in GBCC's consolidated federal income tax return and, for periods through December 31, 1996, were included in HCC's consolidated federal income tax return. Pursuant to agreements between PCC and GBCC, PCC's provision for federal income taxes is based on the amount of tax which would have been provided if a separate return were filed.

    As of March 31, 1997, PCC and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $29 million, none of which expire before the year 2005 for federal tax purposes and which begin to expire in 1997 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1997 to date, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at March 31, 1997.

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

    PCC's principal activities and resulting sources of liquidity and capital resources include the operations of the Sands, management of the Aurora Casino through PML, and consulting fees for services provided to the Tunica Casino. Prior to 1996, GBCC's earnings before depreciation, interest, amortization, taxes and intercompany management fees were sufficient to meet debt service obligations (other than certain maturities of principal that have been refinanced) and to fund a substantial portion of its capital expenditures. GBCC has also used short-term borrowings to fund seasonal cash needs and for certain capital projects.

    OPERATING ACTIVITIES

    At March 31, 1997, PCC had consolidated cash and cash equivalents of $16 million. Dividends, tax sharing payments and certain other transfers of cash from the Sands to PCC or other affiliates of the Sands are restricted by provisions to the indenture for the 10 7/8% First Mortgage Notes or are subject to the approval of the New Jersey Casino Control Commission. During the three month period ended March 31, 1997, net cash used in operating activities was $2.8 million compared with $5.4 million during the same period of 1996. PCC utilized its existing cash and short-term borrowings from affiliates during the three month period ended March 31, 1997 to meet its operating needs, to fund capital additions of $721,000 and to make obligatory investments of $670,000.

    FINANCING ACTIVITIES

    During February 1994, GBCC completed the refinancing of virtually all of its casino-related outstanding debt (the "GBCC Recapitalization"). The refinancing was completed through a public offering of $270 million of debt securities consisting of $185 million of 10 7/8% First Mortgage Notes due January 15, 2004 and $85 million of 11 5/8% PRT Funding Notes due April 15, 2004. Proceeds from the debt offerings were used, in part, to refinance the Sands' first mortgage and other indebtedness scheduled to mature in 1994 and to provide partial funding for an expansion of gaming space at the Sands. As part of the GBCC Recapitalization, a subsidiary of PCC also issued $15 million of 14 5/8% junior subordinated notes due in 2005 to HCC; the subsidiary loaned $10 million of such proceeds to GBHC on the same terms. As of December 31, 1996, HCC had assigned the entire principal amount of the junior subordinated notes to GBCC. Interest on this subordinated affiliate debt is payable semiannually commencing August 17, 1994, with payment subject to meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes. Because PCC has not met the financial coverage tests, interest has not been paid during 1997 and was not paid during 1996.

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    GBHC repaid its $2 million bank line of credit during January 1997 and the line of credit was cancelled.

    Commencing in July 1997, semiannual principal payments of $2.5 million will become due with respect to the 10 7/8% First Mortgage Notes. Such semiannual payments may be made in cash or by tendering to the trustee 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. GB Property Funding acquired $2.5 million face amount of 10 7/8% First Mortgage Notes during May 1997 which it intends to use to make its July 15, 1997 required principal payment. Total scheduled maturities of long-term debt during the remainder of 1997 are $2.5 million.

    CAPITAL EXPENDITURES AND OBLIGATORY INVESTMENTS

    Capital expenditures at the Sands during the three month period ended March 31, 1997 amounted to approximately $721,000 and management anticipates capital expenditures during the remainder of 1997 will be approximately $4.2 million. Projects currently planned during 1997 include additional upgrades and improvements to rooms at the Sands, including its higher-end suite product, and other departmental expenditures.

    The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first quarter of 1997 totaled $670,000 and are anticipated to be approximately $2.4 million during the remainder of 1997.

    SUMMARY

    GBHC, which is PCC's most significant subsidiary, incurred a net loss exclusive of management fees of $26.7 million in 1996 which in turn generated an operating cash flow deficit of $6.1 million. As a consequence, GBHC has had to rely on borrowings from affiliates to meet its debt service requirements and to fund working capital needs during its seasonal low operating periods. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during 1997 is limited. HCC, which loaned $6.5 million to GBCC for use by the Sands, is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3.5 million.

    GBHC's principal and interest requirements during the twelve month period ending March 31, 1998 amount to $25 million. Due to mild winter weather conditions compared to a year ago and an abatement of the intense marketing competition for bus customers, operating results for the first quarter of 1997 reflect a substantial improvement over 1996. In the absence of a resumption of the marketing wars which plagued Atlantic City casinos in 1996 or other unforeseen events, management believes its operating plan for 1997 is attainable and will provide sufficient funds from operating cash flow which, together with funds available from affiliates, if required, will enable GBHC to satisfy its debt service requirements through the first quarter of 1998.

PART II:  OTHER INFORMATION
---------------------------

    The Registrants did not file any reports on Form 8-K during the quarter ended March 31, 1997. The Registrants filed their Annual Report on Form 10-K for the year ended December 31, 1996 with the Securities and Exchange Commission on March 31, 1997.

SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                                PRT FUNDING CORP.
                                            PRATT CASINO CORPORATION
                                            ------------------------
                                                  Registrants

Date:  May 13, 1997                     By:  /s/  John C. Hull
       -----------------                   ----------------------------
                                                  John C. Hull
                                           Principal Accounting Officer