Form 10-Q
period 1997-06-30
PRT FUNDING CORP; PRATT CASINO CORP
filed 1997-08-13
CIK 912897, 912928

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  JUNE 30, 1997
                                 ----------------------------------------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

Commission file number            33-69768
                       -----------------------------


                               PRT FUNDING CORP.
                           PRATT CASINO CORPORATION
-------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

             DELAWARE                                           75-2502289
             DELAWARE                                           75-2502292
--------------------------------------------         --------------------------
    (States or other jurisdictions of                       (I.R.S. Employer
      incorporation or organization)                      Identification No.'s)

    TWO GALLERIA TOWER, SUITE 2200
       13455 NOEL ROAD, LB 48
          DALLAS, TEXAS                                          75240
--------------------------------------------         --------------------------
  (Address of principal executive offices)                    (Zip Code)

(Registrants' telephone number, including area code):       (972) 386-9777
                                                      -------------------------

                               (NOT APPLICABLE)
-------------------------------------------------------------------------------
            (Former name, former address, and former fiscal year,
                        if changed since last report.)

   Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        YES  X         NO
                                                         ------        ------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      REGISTRANT                CLASS          OUTSTANDING AT AUGUST 11, 1997
------------------------  ------------------   ------------------------------
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

   Greate Bay Hotel and Casino, Inc. ("GBHC"), a wholly owned subsidiary of PCC, owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the operating results to be reported for the full year. The Sands is managed by New Jersey Management, Inc. ("NJMI"), which is also a subsidiary of PCC. The principal executive offices of GBHC are located at the Sands Administrative and Employee Services Complex, 136 South Kentucky Avenue, Atlantic City, New Jersey 08401, telephone (609) 441-4000.

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

   The financial statements of PRT Funding and the consolidated financial statements of PCC as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of June 30, 1997, their results of operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996.

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

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                                BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS


                                                  JUNE 30,    DECEMBER 31,
                                                    1997          1996
                                                ------------  ------------

Current Assets:
 Cash and cash equivalents                      $     14,000  $  1,141,000
 Interest receivable from affiliates               5,069,000     3,972,000
 Due from affiliate                                1,130,000             -
                                                ------------  ------------

  Total current assets                             6,213,000     5,113,000
                                                ------------  ------------

Notes receivable from affiliates                 100,000,000   100,000,000
                                                ------------  ------------

                                                $106,213,000  $105,113,000
                                                ============  ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Accrued interest payable                       $  6,165,000  $  5,068,000
 Other current liabilities                             2,000         2,000
 Due to affiliates                                    18,000        17,000
                                                ------------  ------------

  Total current liabilities                        6,185,000     5,087,000
                                                ------------  ------------

Long-term debt                                    85,000,000    85,000,000
                                                ------------  ------------

Notes payable to affiliates                       15,000,000    15,000,000
                                                ------------  ------------

Shareholder's equity:
 Common stock, $1.00 par value per
  share, 1,000 shares authorized
  and outstanding                                      1,000         1,000
 Retained earnings                                    27,000        25,000
                                                ------------  ------------

  Total shareholder's equity                          28,000        26,000
                                                ------------  ------------

                                                $106,213,000  $105,113,000
                                                ============  ============




          The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                THREE MONTHS ENDED
                                     JUNE 30,
                              ----------------------
                                 1997        1996
                              ----------  ----------

Revenues:
 Interest income              $3,019,000  $3,021,000
                              ----------  ----------

Expenses:
 Interest expense              3,019,000   3,019,000
                              ----------  ----------

Income before income taxes             -       2,000

Income tax provision                   -           -
                              ----------  ----------

Net income                    $        -  $    2,000
                              ==========  ==========




          The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                 SIX MONTHS ENDED
                                     JUNE 30,
                              -----------------------
                                 1997         1996
                              -----------  ----------

Revenues:
 Interest income              $6,041,000   $6,040,000
                              ----------   ----------

Expenses:
 Interest expense              6,038,000    6,038,000
                              ----------   ----------

Income before income taxes         3,000        2,000

Income tax provision              (1,000)           -
                              ----------   ----------

Net income                    $    2,000   $    2,000
                              ==========   ==========




          The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                  ------------------------
                                                                      1997        1996
                                                                  ------------  ----------

OPERATING ACTIVITIES:
 Net income                                                       $     2,000   $    2,000
 Adjustments to reconcile net income
  to net cash (used in) provided by operating activities:
  Increase in receivable from affiliates                           (2,228,000)           -
  Increase in accrued interest payable                              1,098,000    1,097,000
  Net change in other current assets
   and liabilities                                                      1,000            -
                                                                  -----------   ----------

   Net cash (used in) provided by operating activities             (1,127,000)   1,099,000

 Cash and cash equivalents at beginning of period                   1,141,000       18,000
                                                                  -----------   ----------

 Cash and cash equivalents at end of period                       $    14,000   $1,117,000
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

    The financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 have been prepared by PRT Funding without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PRT Funding as of June 30, 1997 and the results of its operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996.

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

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


   On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes due in February 2005 (the "Junior Subordinated Notes") to HCC, and loaned the proceeds to various affiliates on the same terms. Principal totaling $6,262,000 with respect to the Junior Subordinated Notes was subsequently assigned to GBCC by HCC in recognition of tax net operating losses of GBCC used by HCC. The remaining $8,738,000 of Junior Subordinated Notes, together with interest accrued thereon, was assigned to GBCC by HCC in connection with the distribution of its stock in GBCC to HCC's shareholders on December 31, 1996. Interest on the Junior Subordinated Notes accrues at the rate of 14 5/8% per annum and is payable semiannually commencing August 17, 1994, with payment subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes. Because PCC has not met the financial coverage tests, interest has not been paid during 1997 and was not paid during 1996. At June 30, 1997 and December 31, 1996, accrued interest of $4,107,000 and $3,010,000, respectively, was payable to GBCC and is included in interest payable in the accompanying balance sheets.

   Interest paid amounted to $4,941,000 during each of the six month periods ended June 30, 1997 and 1996.

(3)  INCOME TAXES

   PRT Funding is included in the consolidated federal income tax return of GBCC and, for periods prior to December 31, 1996, was included in the consolidated federal income tax return of HCC, GBCC's parent prior to that date. Pursuant to agreements between PCC and GBCC, PRT Funding's provision for federal income taxes is calculated as if a separate federal return were filed. There are no timing differences resulting in deferred income taxes. For the six month periods ended June 30, 1997 and 1996, no payments were made under the tax allocation agreements. At June 30, 1997 and December 31, 1996, $6,000 and $5,000, respectively, are included in due to affiliates on the accompanying balance sheets representing taxes currently payable under the agreements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                              JUNE 30,      DECEMBER 31,
                                                1997            1996
                                           --------------  --------------

Current Assets:
 Cash and cash equivalents                 $  18,777,000   $  18,650,000
 Short-term investments                                -       2,000,000
 Accounts receivable, net of allowances
  of $14,521,000 and $15,524,000,
  respectively                                 9,107,000      10,114,000
 Inventories                                   3,619,000       3,873,000
 Due from affiliates                           1,856,000       2,541,000
 Refundable deposits and other
  current assets                               3,679,000       3,197,000
                                           -------------   -------------

  Total current assets                        37,038,000      40,375,000
                                           -------------   -------------

Investment in Limited Partnership                780,000       1,746,000
                                           -------------   -------------

Property and Equipment:
 Land                                         38,093,000      38,093,000
 Buildings and improvements                  185,508,000     185,508,000
 Operating equipment                          92,927,000      91,868,000
 Construction in progress                      1,755,000       1,535,000
                                           -------------   -------------

                                             318,283,000     317,004,000
  Less - accumulated depreciation and
  amortization                              (167,438,000)   (160,989,000)
                                           -------------   -------------

  Net property and equipment                 150,845,000     156,015,000
                                           -------------   -------------

Other Assets:
 Obligatory investments                        7,178,000       6,382,000
 Due from affiliates                          18,573,000      17,895,000
 Deferred financing costs                      7,048,000       7,653,000
 Other assets                                  4,120,000       4,220,000
                                           -------------   -------------

   Total other assets                         36,919,000      36,150,000
                                           -------------   -------------

                                           $ 225,582,000   $ 234,286,000
                                           =============   =============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S DEFICIT
                                  (UNAUDITED)


                                                 JUNE 30,      DECEMBER 31,
                                                   1997            1996
                                              --------------  --------------

Current Liabilities:
 Current maturities of long-term debt         $   2,512,000   $   2,512,000
 Short-term credit facilities                             -       2,000,000
 Short-term borrowings from affiliates            8,000,000       6,500,000
 Accounts payable                                 5,847,000       7,906,000
 Accrued liabilities -
   Salaries and wages                             5,158,000       4,986,000
   Interest                                      16,252,000      14,758,000
   Insurance                                      3,205,000       3,117,000
   Other                                          7,197,000       6,684,000
 Due to affiliates                                  866,000       1,195,000
 Other                                            4,361,000       5,431,000
                                              -------------   -------------

   Total current liabilities                     53,398,000      55,089,000
                                              -------------   -------------

Long-Term Debt                                  280,424,000     282,930,000
                                              -------------   -------------

Other Noncurrent Liabilities                      1,291,000       1,372,000
                                              -------------   -------------

Commitments and Contingencies

Shareholder's Deficit:
 Common stock $1.00 par value per share,
   1,000 shares authorized and outstanding            1,000           1,000
 Accumulated deficit                           (109,532,000)   (105,106,000)
                                              -------------   -------------

   Total shareholder's deficit                 (109,531,000)   (105,105,000)
                                              -------------   -------------

                                              $ 225,582,000   $ 234,286,000
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                   --------------------------
                                                       1997          1996
                                                   ------------  ------------

Revenues:
 Casino                                            $61,823,000   $ 65,310,000
 Rooms                                               2,455,000      2,254,000
 Food and beverage                                   8,457,000      8,787,000
 Other                                               1,247,000      1,608,000
                                                   -----------   ------------

                                                    73,982,000     77,959,000
 Less - promotional allowances                      (6,201,000)    (7,035,000)
                                                   -----------   ------------

  Net revenues                                      67,781,000     70,924,000
                                                   -----------   ------------

Expenses:
 Casino                                             51,396,000     58,484,000
 Rooms                                                 671,000        737,000
 Food and beverage                                   2,881,000      2,724,000
 Other                                                 616,000        654,000
 General and administrative                          3,506,000      4,132,000
 Depreciation and amortization                       3,749,000      5,293,000
                                                   -----------   ------------

  Total expenses                                    62,819,000     72,024,000
                                                   -----------   ------------

Income (loss) from operations                        4,962,000     (1,100,000)
                                                   -----------   ------------

Non-operating income (expenses):
 Interest income                                       472,000        433,000
 Interest expense                                   (8,297,000)    (8,105,000)
 Gain (loss) on disposal of assets                      17,000         (2,000)
 Equity in earnings of limited
  partnership                                          781,000        742,000
                                                   -----------   ------------

  Total non-operating expense, net                  (7,027,000)    (6,932,000)
                                                   -----------   ------------

Loss before income taxes and extraordinary item     (2,065,000)    (8,032,000)
 Income tax provision                                 (142,000)    (7,892,000)
                                                   -----------   ------------

Loss before extraordinary item                      (2,207,000)   (15,924,000)
Gain on early extinguishment of debt                   310,000              -
                                                   -----------   ------------

Net loss                                           $(1,897,000)  $(15,924,000)
                                                   ===========   ============




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                   ----------------------------
                                                       1997           1996
                                                   -------------  -------------

Revenues:
 Casino                                            $120,153,000   $122,915,000
 Rooms                                                4,692,000      4,389,000
 Food and beverage                                   16,377,000     17,311,000
 Other                                                2,512,000      3,597,000
                                                   ------------   ------------

                                                    143,734,000    148,212,000
 Less - promotional allowances                      (12,456,000)   (14,154,000)
                                                   ------------   ------------

  Net revenues                                      131,278,000    134,058,000
                                                   ------------   ------------

Expenses:
 Casino                                             100,405,000    112,978,000
 Rooms                                                1,267,000      1,270,000
 Food and beverage                                    5,220,000      5,188,000
 Other                                                1,145,000      1,192,000
 General and administrative                           7,177,000      8,117,000
 Depreciation and amortization                        7,712,000     10,490,000
                                                   ------------   ------------

  Total expenses                                    122,926,000    139,235,000
                                                   ------------   ------------

Income (loss) from operations                         8,352,000     (5,177,000)
                                                   ------------   ------------

Non-operating income (expenses):
 Interest income                                        874,000        905,000
 Interest expense                                   (16,622,000)   (16,227,000)
 Gain on disposal of assets                              24,000         13,000
 Equity in earnings of limited
  partnership                                         2,778,000      2,754,000
                                                   ------------   ------------

  Total non-operating expense, net                  (12,946,000)   (12,555,000)
                                                   ------------   ------------

Loss before income taxes and extraordinary item      (4,594,000)   (17,732,000)
 Income tax provision                                  (142,000)    (4,238,000)
                                                   ------------   ------------

Loss before extraordinary item                       (4,736,000)   (21,970,000)
Gain on early extinguishment of debt                    310,000              -
                                                   ------------   ------------

Net loss                                           $ (4,426,000)  $(21,970,000)
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                        ---------------------------
                                                                            1997          1996
                                                                        ------------  -------------

OPERATING ACTIVITIES:
 Net loss                                                               $(4,426,000)  $(21,970,000)
 Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Extraordinary item                                                       (310,000)             -
  Depreciation and amortization                                           7,712,000     10,490,000
  Gain on sale of assets                                                    (24,000)       (13,000)
  Provision for doubtful accounts                                         1,559,000        894,000
  Equity in earnings of limited partnership                              (2,778,000)    (2,754,000)
  Dividends received from limited partnership                             3,744,000      4,029,000
  Deferred income tax provision                                                   -      4,238,000
  (Increase) decrease in accounts receivable                               (552,000)       648,000
  Increase in accounts payable and other accrued liabilities                208,000      3,016,000
  Net change in other current assets and liabilities                     (1,307,000)      (383,000)
  Net change in other noncurrent assets and liabilities                    (480,000)      (681,000)
                                                                        -----------   ------------

    Net cash provided by (used in) operating activities                   3,346,000     (2,486,000)
                                                                        -----------   ------------

INVESTING ACTIVITIES:
 Net property and equipment additions                                    (1,279,000)    (3,660,000)
 Obligatory investments                                                  (1,333,000)    (1,432,000)
 Proceeds from disposal of assets                                            24,000         13,000
 Short-term investment                                                    2,000,000              -
                                                                        -----------   ------------

  Net cash used in investing activities                                    (588,000)    (5,079,000)
                                                                        -----------   ------------

FINANCING ACTIVITIES:
 (Repayments) borrowings on short-term credit facilities                 (2,000,000)     2,000,000
 Repayments of long-term debt                                            (2,131,000)        (5,000)
 Borrowings from affiliates                                               1,500,000              -
                                                                        -----------   ------------

  Net cash (used in) provided by financing activities                    (2,631,000)     1,995,000
                                                                        -----------   ------------

  Net increase (decrease) in cash and cash equivalents                      127,000     (5,570,000)
      Cash and cash equivalents at beginning of period                   18,650,000     25,606,000
                                                                        -----------   ------------

      Cash and cash equivalents at end of period                        $18,777,000   $ 20,036,000
                                                                        ===========   ============




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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES CONSOLIDATED TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

may not be fully recoverable. As a result of its review, PCC does not believe that any material impairment currently exists related to its long-lived assets.

   The consolidated financial statements as of June 30, 1997 and for the three and six month periods ended June 30, 1997 and 1996 have been prepared by PCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PCC as of June 30, 1997, the results of its operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996.

   The accompanying consolidated financial statements have been prepared assuming PCC will continue as a going concern. GBHC, which is PCC's most significant subsidiary, incurred an operating cash flow deficit of $6,070,000 in 1996 and, as a consequence, had to rely on borrowings from affiliates in early 1997 to meet its debt service requirements and to fund working capital needs during its seasonal low operating periods. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during the remainder of 1997 is limited. HCC, which loaned $6,500,000 to GBCC in 1996 for use by the Sands (see Note 5), is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3,500,000. There is no assurance that HCC, which is no longer the parent of GBCC, will agree to provide such additional financial support, if needed.

   Operating results for the first six months of 1997 reflected a substantial improvement over 1996 and were on target with management's operating plan due to mild winter weather conditions compared to a year ago, an abatement of the intense marketing competition for bus customers and implementation of cost containment measures. GBHC's operating results for July, although 34% above July 1996 results, were significantly below expectations primarily due to declines in both gross table games wagering and table games hold percentage and reduced its cash reserves to minimum levels. Revenues for the first ten days of August reflect significant improvement and have thus far enabled GBHC to maintain acceptable working capital levels without additional borrowings from affiliates. In order to meet its debt service requirements of approximately $12,500,000 in January 1998, GBHC will need to achieve its operating plan for the remainder of 1997. Although there can be no assurance that GBHC will achieve projected operating results, management believes that its operating plan for the remainder of 1997 is attainable in the absence of a resumption of marketing wars or other unforeseen events.

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES CONSOLIDATED TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

   Substantially all of PCC's assets are pledged in connection with long-term indebtedness of its subsidiaries.


                                                     JUNE 30,     DECEMBER 31,
                                                       1997           1996
                                                   -------------  -------------

10 7/8% first mortgage notes, due 2004 (a)         $182,500,000   $185,000,000
11 5/8% senior notes, due 2004 (b)                   85,000,000     85,000,000
14 5/8% junior subordinated notes, due 2005 (c)      15,000,000     15,000,000
Other                                                   436,000        442,000
                                                   ------------   ------------

  Total indebtedness                                282,936,000    285,442,000
 Less - current maturities                           (2,512,000)    (2,512,000)
                                                   ------------   ------------

  Total long-term debt                             $280,424,000   $282,930,000
                                                   ============   ============


---------------------

(a) On February 17, 1994, GB Property Funding issued $185,000,000 of non-recourse first mortgage notes due January 15, 2004 (the "10 7/8% First Mortgage Notes") and collateralized by a first mortgage on the Sands. Interest on the notes accrues at the rate of 10 7/8% per annum, payable semiannually commencing July 15, 1994. Interest only was payable during the first three years. Commencing on July 15, 1997, semiannual principal payments of $2,500,000 are due on each interest payment date with the balance due at maturity. Such semiannual payments may be made in cash or by tendering to the trustee 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. GB Property Funding acquired $2,500,000 face amount of 10 7/8% First Mortgage Notes at a discount during May 1997 which it used during June to make its July 15, 1997 required principal payment. The 10 7/8% First Mortgage Notes are redeemable at the option of the issuer, in whole or in part, on or after January 15, 1999 at stated redemption prices ranging up to 104.08% of par plus accrued interest.

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES CONSOLIDATED TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

    subsidiaries of PCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with the indenture to the 10 7/8% First Mortgage Notes described in (a) above.

(c) On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes") to HCC. Principal totaling $6,262,000 with respect to the Junior Subordinated Notes was subsequently assigned to GBCC by HCC in recognition of tax net operating losses of GBCC used by HCC. The remaining $8,738,000 of Junior Subordinated Notes, together with interest accrued thereon, was assigned to GBCC by HCC in connection with the distribution of its stock in GBCC to HCC's shareholders on December 31, 1996 . The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes, is payable semiannually commencing August 17, 1994. Because PCC has not met the financial coverage tests, interest has not been paid during 1997 and was not paid during 1996.

    Scheduled payments of long-term debt as of June 30, 1997 are set forth below:


         1997 (six months)    $      6,000
         1998                    5,013,000
         1999                    5,014,000
         2000                    5,016,000
         2001                    5,017,000
         Thereafter            262,870,000
                              ------------

          Total               $282,936,000
                              ============

   Interest paid amounted to $15,128,000 and $15,126,000, respectively, for the six month periods ended June 30, 1997 and 1996.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES CONSOLIDATED TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(4)    INCOME TAXES

   Components of the income tax provision consisted of the following:


                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                       JUNE 30,                  JUNE 30,
                               ------------------------  ------------------------
                                  1997         1996         1997         1996
                               ----------  ------------  ----------  ------------

Provision for federal
  income taxes:
 Current                       $       -   $(2,580,000)  $       -   $         -
 Deferred                              -    (4,416,000)          -    (4,190,000)
State income tax provision:
 Current                        (142,000)     (781,000)   (142,000)            -
 Deferred                              -      (115,000)          -       (48,000)
                               ---------   -----------   ---------   -----------

                               $(142,000)  $(7,892,000)  $(142,000)  $(4,238,000)
                               =========   ===========   =========   ===========

   PCC is included in the consolidated federal income tax return of GBCC and, for periods prior to December 31, 1996, was included in the consolidated federal income tax return of HCC, GBCC's parent prior to that date. Pursuant to tax allocation agreements, PCC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. No federal or state tax payments were made during the six month periods ended June 30, 1997 and 1996. The payment of GBHC's taxes in accordance with the tax allocation agreements is subject to the approval of the New Jersey Casino Control Commission (the "Casino Commission").

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES CONSOLIDATED TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

   The components of the net deferred tax asset as of June 30, 1997 and December 31, 1996 were as follows:


                                      JUNE 30,     DECEMBER 31,
                                        1997           1996
                                    -------------  -------------

Deferred tax assets:
 Net operating loss carryforward    $ 15,421,000   $ 13,720,000
 Allowance for doubtful accounts       5,967,000      6,429,000
 Other liabilities and accruals        2,904,000      2,732,000
 Other                                 2,472,000      2,037,000
                                    ------------   ------------

  Total deferred tax assets           26,764,000     24,918,000
                                    ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization        (8,683,000)    (8,520,000)
 Other                                  (597,000)      (597,000)
                                    ------------   ------------

  Total deferred tax liabilities      (9,280,000)    (9,117,000)
                                    ------------   ------------

Net deferred tax asset                17,484,000     15,801,000
Valuation allowance                  (17,484,000)   (15,801,000)
                                    ------------   ------------

                                    $          -   $          -
                                    ============   ============

   At June 30, 1997, PCC and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $31 million, none of which expire before the 2005 for federal tax purposes and which begin to expire in 1997 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1997 to date, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at both June 30, 1997 and December 31, 1996.

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES CONSOLIDATED TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

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

     Net receivables from and payables to affiliates representing deferred federal income taxes in connection with the aforementioned tax allocation agreements were as follows:

                                     JUNE 30,   DECEMBER 31,
                                       1997         1996
                                    ----------  ------------

Due from affiliates - current       $3,313,000   $1,728,000
Due from affiliates - noncurrent     9,392,000    9,174,000
Due to affiliate - current                   -     (129,000)

(5)  TRANSACTIONS WITH RELATED PARTIES

     GBHC licenses the trade name "Sands" from GBCC, which licenses the name from an unaffiliated third party. Amounts payable by the Sands under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $73,000 and $70,000, respectively, for the three month periods ended June 30, 1997 and 1996 and $140,000 and $131,000, respectively for the six month periods ended June 30, 1997 and 1996.

     HWCC - Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, owns and operates a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino") which commenced operations in August 1994. Pursuant to a ten-year consulting agreement with HCT, PCC receives monthly consulting fees of $100,000. Such fees amounted to $300,000 for each of the three month periods ended June 30, 1997 and 1996 and $600,000 for each of the six month periods ended June 30, 1997 and 1996.

     An advance to a GBCC subsidiary in the amount of $5,672,000 was outstanding as of both June 30, 1997 and December 31, 1996 which accrues interest at the rate of 16.5% per annum. Interest receivable with respect to this advance was $3,510,000 and $3,042,000 at June 30, 1997 and December 31, 1996, respectively.
The advance and related interest receivable are both included in noncurrent due from affiliates in the accompanying consolidated balance sheets.

     During the third quarter of 1996 and the first quarter of 1997, GBHC borrowed a total of $8,000,000 from GBCC for working capital purposes. Such borrowings accrue interest at the rate of 13 3/4% per annum, payable quarterly commencing October 1, 1996. Interest accrued on affiliate loans in the amount of $934,000 and $398,000 is included in interest payable in the accompanying consolidated balance sheets at June 30, 1997 and December 31, 1996, respectively. Repayment of such borrowings from GBCC and the payment of the related interest are subject to approval by the Casino Commission.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES CONSOLIDATED TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

     Interest (expense) income incurred with respect to affiliate advances and borrowings is as follows:

                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30,                JUNE 30,
                                      ----------------------  -------------------------
                                         1997        1996         1997          1996
                                      ----------  ----------  ------------  -----------

Net borrowings/advances               $ (44,000)  $ 234,000   $   (68,000)  $   468,000
Junior Subordinated Notes (Note 3)     (549,000)   (549,000)   (1,097,000)   (1,097,000)

     Interest due to GBCC on the Junior Subordinated Notes of $4,107,000 and $3,010,000 is included in interest payable on the accompanying consolidated balance sheets at June 30, 1997 and December 31, 1996, respectively.

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



                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                  JUNE 30,                  JUNE 30,
                           ----------------------  --------------------------
                              1997        1996         1997          1996
                           ----------  ----------  ------------  ------------

Billings to affiliates     $ 278,000   $ 710,000   $   609,000   $ 1,637,000
Charges from affiliates     (715,000)   (867,000)   (1,297,000)   (1,942,000)

(6)  INVESTMENT IN LIMITED PARTNERSHIP

     During February 1994, PCC acquired a limited partnership interest in Pratt Management, L.P. ("PML"), a limited partnership which, since February 17, 1994, has managed a riverboat gaming and entertainment complex owned by HCC and located in Aurora, Illinois (the "Aurora Casino"). PML earned management fees amounting to $1,445,000 and $1,528,000, respectively, during the three month periods ended June 30, 1997 and 1996 and $4,172,000 and $4,471,000, respectively, during the six month periods ended June 30, 1997 and 1996. PML also incurred operating and other expenses amounting to $407,000 and $528,000, respectively, during the three month periods ended June 30, 1997 and 1996 and $867,000 and $1,189,000, respectively, during the six month periods ended June 30, 1997 and 1996. Effective April 1, 1997, HCC acquired the general partnership in PML from PPI Corporation. In accordance with certain terms of the Partnership Agreement, PCC, as limited partner, receives 1% of the first $84,000 of net income earned by the partnership each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES CONSOLIDATED TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

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

(8)  RECLASSIFICATIONS

   Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 1997 consolidated financial statement presentation. Such reclassifications include the reallocation of certain costs among the various operating departments and general and administrative expenses resulting from the completion of a comprehensive internal review during 1996 of departmental allocations. Management believes that such reclassifications better reflect the matching of costs with the associated revenues.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q contains forward-looking statements about the business, financial condition and prospects of PCC. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, among other things, changes in competition, economic conditions, tax regulations, state regulations applicable to the gaming industry in general or PCC in particular, and other risks indicated in PCC's filings with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "anticipates" and similar expressions as they relate to PCC or its management are intended to identify forward-looking statements.

    GENERAL

    The Sands earned income from operations of $3.6 million and $5.8 million, respectively, during the three and six month periods ended June 30, 1997 compared to losses from operations of $2.1 million and $7 million, respectively, reported for the three and six month periods ended June 30, 1996. Operating results during the first six months of 1997 were favorably impacted by operating efficiencies and by management's decision to discontinue certain aggressive marketing programs. Operating results during the first six months of 1996 were adversely affected by the advent of both unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share together with record snowstorms in January and weekend snowstorms in February. Although overall net revenues declined for the periods (to $67.5 million and $130.7 million in 1997 from $70.6 million and $133.5 million in 1996 for the three and six month periods, respectively), operating expenses decreased significantly, specifically marketing and advertising costs which decreased by $4.9 million and $7.6 million (23.1% and 19.5%), respectively, as a result of management's efforts to control costs while maintaining positive gross operating profit.

    As a result of the foregoing, PCC reported income from operations of $5 million and $8.4 million, respectively, for the three and six month periods ended June 30, 1997 as compared to losses from operations of $1.1 million and $5.2 million, respectively, during the same periods of 1996.

    Distributions received from PML amounted to $3.7 million during the first six months of 1997. Management fees earned by PML during the three and six month periods ended June 30, 1997 were less than those earned during the 1996 periods by $83,000 and $299,000, respectively, primarily due to increased competition for the Aurora Casino as a result of the openings in northern Indiana of three riverboat facilities during June 1996 and an additional facility during April 1997. In addition, PCC received $300,000 and $600,000, respectively, during the three and six month periods ended June 30, 1997 with respect to its consulting agreement with the Tunica Casino.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    GAMING OPERATIONS

    The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                              THREE MONTHS ENDED    SIX MONTHS ENDED
                                     JUNE 30,            JUNE 30,
                             --------------------  -------------------
                               1997       1996       1997       1996
                             ---------  ---------  ---------  --------
                                     (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                 $ 19,665   $ 20,405   $ 39,156   $ 40,580
 Slot machines                 41,370     43,830     79,370     80,271
 Other (1)                        788      1,075      1,627      2,064
                             --------   --------   --------   --------

  Total                      $ 61,823   $ 65,310   $120,153   $122,915
                             ========   ========   ========   ========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                 $131,589   $148,995   $262,633   $283,383
                             ========   ========   ========   ========

 Hold Percentages: (3, 4)
  Sands                          14.9%      13.7%      14.9%      14.3%
  Atlantic City                  15.2%      15.6%      15.2%      15.8%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)               $505,719   $536,139   $959,909   $975,519
                             ========   ========   ========   ========

 Hold Percentages: (3, 4)
  Sands                           8.2%       8.2%       8.3%       8.2%
  Atlantic City                   8.5%       8.3%       8.4%       8.3%

----------------------------

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

 (4) The Sands' hold percentages are reflected on an accrual basis. Comparable data for the Atlantic City gaming industry is not available; consequently, industry percentages have been calculated based on information available from the New Jersey Casino Control Commission.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Table game drop at the Sands declined $17.4 million (11.7%) and $20.8 million (7.3%), respectively, during the three and six month period ended June 30, 1997 compared with the same periods of 1996. The Sands' decreases compare to increases of .1% and 5.7%, respectively, in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 7% and 7.1%, respectively, during the three and six month periods ended June 30, 1997 from 7.9% and 8%, respectively, during the same periods of 1996. The Sands' table game drop decreases are primarily attributable to declines in patron volume from the unrated or "mass" segment. Expansions of other Atlantic City casinos resulted in an increase of over 87,000 square feet of gaming space and 90 tables at June 30, 1997 compared to June 30, 1996. Such expansions typically result in intense marketing campaigns which lure the "mass" segment to the new facility. Gaming space at the Sands has remained virtually unchanged since mid-1996 and the number of table games has decreased by 4%. The decline in table game drop during the second quarter of 1997 also reflects management's decision to discontinue certain promotional activities, including the use of "special odds" offered at table games, which has caused a decline in the rated table market segment.

    Slot machine handle decreased $30.4 million (5.7%) and $15.6 million (1.6%), respectively, during the three and six month periods ended June 30, 1997 compared with the same periods of 1996. The Sands' decreases in slot machine handle compare with increases of .5% and 2.7%, respectively, in handle for all other Atlantic City casinos. The Sands' average number of slot machines remained virtually unchanged during 1997 compared to an increase of 8.7% for all other Atlantic City casinos. The below industry-wide performance in handle experienced by the Sands is a result of the same competitive pressures resulting from casino expansions and related marketing campaigns at other properties as discussed above with respect to table games.

    REVENUES

    Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased slightly by $3.5 million (5.3%) and $2.8 million (2.2%), respectively, for the three and six month periods ended June 30, 1997 compared with the same periods of 1996. Decreases in both slot machine and table game wagering were partially offset by improvements in the table game hold percentage and, for the first quarter of 1997, in the slot machine hold percentage.

    Rooms revenue increased $201,000 (8.9%) and $303,000 (6.9%), respectively, during the three and six month periods ended June 30, 1997 compared with 1996 primarily due to an increase in the average daily rate earned on rooms. Food and beverage revenues decreased $330,000 (3.8%) and $934,000 (5.4%), respectively, for the three and six month periods ended June 30, 1997 compared with the prior year periods as a result of reduced patron volume, the rescheduling of unit operating hours to increase overall profitability and the reduction of certain promotional activities. Other revenues decreased $361,000 (22.4%) and $1.1 million (30.2%), respectively, during the three and six month periods ended June 30, 1997 compared to the 1996 periods as a result of less frequent theater entertainment.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 52.3% and 54.2% , respectively, during the three and six month periods ended June 30, 1997 from 57% and 57.3%, respectively, during the three and six month periods ended June 30, 1996. Such decreases are primarily attributable to reductions in certain marketing programs and other promotional activities.

    DEPARTMENTAL EXPENSES

    Casino expenses at the Sands decreased $7.1 million (12.1%) and $12.6 million (11.1%), respectively, during the three and six month periods ended June 30, 1997 compared with 1996. During 1996, an unprecedented and highly aggressive industry-wide attempt to increase market share resulted in significantly higher costs with respect to coin incentive packages. The abatement of these competitive pressures during 1997 together with management's ongoing efforts to create operating efficiencies, have significantly reduced expenses. Such factors have also resulted in a reduction in the allocation of rooms, food and beverage and other expenses to casino expense.

    Rooms expense decreased $66,000 (9%), during the three month period ended June 30, 1997 compared to the same period of 1996 bringing the six month period in line with 1996. Food and beverage expense increased by $157,000 (5.8%) during the three month period ended June 30, 1997 compared to the same period in 1996 also bringing the six month period in line with 1996. Other expenses did not change significantly during the 1997 three and six month periods compared with 1996 as cost savings with respect to theater entertainment were offset through reduced allocations to the casino department.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses decreased by $626,000 (15.2%) and $940,000 (11.6%), respectively, during the three and six month periods ended June 30, 1997 compared to the 1996 periods primarily due to reduced overhead allocations from HCC together with cost containment efforts at the Sands.

    DEPRECIATION AND AMORTIZATION

    As a result of a revision in the estimated useful life of the Sands' buildings effective October 1, 1996 and the completion of amortization with respect to certain of its long-lived assets, PCC's depreciation and amortization expense for the second quarter and first six months of 1997 decreased by $1.5 million (29.2%) and $2.8 million (26.5%), respectively, compared to the same periods during 1996.

    INTEREST

    Interest income increased $39,000 (9%) during the three month period ended June 30, 1997 compared with the same period of 1996 bringing the six month period in line with 1996. Interest expense

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

did not change significantly during the three and six month periods ended June 30, 1997 compared to the prior year periods.

    EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

    During 1994, PCC acquired the limited partnership interest in PML, a limited partnership which earns management fees from the operation of the Aurora Casino. Effective April 1, 1997, HCC acquired the general partnership interest in PML from PPI Corporation. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. PCC's equity in the earnings of PML did not change significantly during the three or six month periods ended June 30, 1997 from the amounts earned in 1996.

    INCOME TAX BENEFIT

    PCC's operations are included in GBCC's consolidated federal income tax return and, for periods through December 31, 1996, were included in HCC's consolidated federal income tax return. Pursuant to agreements between PCC and GBCC, PCC's provision for federal income taxes is based on the amount of tax which would have been provided if a separate return were filed.

    As of June 30, 1997, PCC and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $31 million, none of which expire before the year 2005 for federal tax purposes and which begin to expire in 1997 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1997 to date, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at June 30, 1997.

    EXTRAORDINARY ITEM

    GBHC acquired $2.5 million of its 10 7/8% First Mortgage Notes at a discount of $375,000 with which to make its scheduled July 1997 principal payment (see "Liquidity and Capital Resources - Financing Activities" below). Such gain was partially offset by the write off of associated financing costs, resulting in a net gain from early extinguishment of debt amounting to $310,000.

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

    OPERATING ACTIVITIES

    At June 30, 1997, PCC had consolidated cash and cash equivalents of $18.8 million. Dividends, tax sharing payments and certain other transfers of cash from the Sands to PCC or other affiliates of the Sands are restricted by provisions to the indenture for the 10 7/8% First Mortgage Notes or are subject to the approval of the New Jersey Casino Control Commission. During the six month period ended June 30, 1997, net cash provided by operating activities was $3.3 million compared with net cash used in operating activities of $2.5 million during the same period of 1996. PCC utilized cash from operations and short-term borrowings from affiliates during the six month period ended June 30, 1997 to make its required principal payment with respect to the 10 7/8% First Mortgage Notes, to fund capital additions of $1.3 million and to make obligatory investments of $1.3 million.

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

    Commencing in July 1997, semiannual principal payments of $2.5 million are due with respect to the 10 7/8% First Mortgage Notes. Such semiannual payments may be made in cash or by tendering to the trustee 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. GB Property Funding acquired $2.5 million face amount of 10 7/8% First Mortgage Notes at a discount during May 1997 which it used during June to make its July 15, 1997 required principal payment. Total scheduled maturities of long-term debt during the remainder of 1997 are $6,000.

    CAPITAL EXPENDITURES AND OBLIGATORY INVESTMENTS

    Capital expenditures at the Sands during the six month period ended June 30, 1997 amounted to $1.3 million and management anticipates capital expenditures during the remainder of 1997 will be approximately $3.2 million. Projects currently planned during 1997 include additional slot machines, upgrades and improvements to rooms at the Sands, including its higher-end suite product, and other departmental expenditures.

    The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first six months of 1997 totaled $1.3 million and are anticipated to be approximately $1.7 million during the remainder of 1997.

    SUMMARY

    GBHC, which is PCC's most significant subsidiary, incurred an operating cash flow deficit of $6.1 million in 1996 and, as a consequence, had to rely on borrowings from affiliates in early 1997 to meet its debt service requirements and to fund working capital needs during its seasonal low operating periods. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during the remainder of 1997 is limited. HCC, which loaned $6.5 million to GBCC in 1996 for use by the Sands, is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$3.5 million. There is no assurance that HCC, which is no longer the parent of GBCC, will agree to provide such additional financial support, if needed.

    Operating results for the first six months of 1997 reflected a substantial improvement over 1996 and were on target with management's operating plan due to mild winter weather conditions compared to a year ago, an abatement of the intense marketing competition for bus customers and implementation of cost containment measures. GBHC's operating results for July, although 34% above July 1996 results, were significantly below expectations primarily due to declines in both gross table games wagering and table games hold percentage and reduced its cash reserves to minimum levels. Revenues for the first ten days of August reflect significant improvement and have thus far enabled GBHC to maintain acceptable working capital levels without additional borrowings from affiliates. In order to meet its debt service requirements of approximately $12.5 million in January 1998, GBHC will need to achieve its operating plan for the remainder of 1997. Although there can be no assurance that GBHC will achieve projected operating results, management believes that its operating plan for the remainder of 1997 is attainable in the absence of a resumption of marketing wars or other unforeseen events.

PART II:  OTHER INFORMATION
---------------------------

    The Registrants did not file any reports on Form 8-K during the quarter ended June 30, 1997.

SIGNATURES
----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PRT FUNDING CORP.
                                        PRATT CASINO CORPORATION
                                        ------------------------
                                               Registrants

Date:  August 12 , 1997             By:  /s/  John C. Hull
       ----------------                ------------------------------
                                              John C. Hull
                                        Principal Accounting Officer