Form 10-Q
period 1997-09-30
PRT FUNDING CORP; PRATT CASINO CORP
filed 1997-11-13
CIK 912897, 912928

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1997
                                 ------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------------

Commission file number            33-69768
                      -----------------------------


                               PRT FUNDING CORP.
                           PRATT CASINO CORPORATION
                           ------------------------
          (Exact name of each Registrant as specified in its charter)



           DELAWARE                                          75-2502289
           DELAWARE                                          75-2502292
---------------------------------                          --------------
(States or other jurisdictions of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.'s)

C/O SANDS HOTEL & CASINO
INDIANA AVENUE & BRIGHTON PARK, 9TH FLOOR
ATLANTIC CITY, NEW JERSEY                                           08401
----------------------------------------------------------       --------------
(Address of principal executive offices)                           (Zip Code)

(Registrants' telephone number, including area code):            (609) 441-0704
                                                                 --------------

 TWO GALLERIA TOWER, SUITE 2200,
 -------------------------------
 13455 NOEL ROAD, LB48, DALLAS, TEXAS  75240
 -------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report.)

   Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        YES  X         NO
                                                         ------        -----


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    REGISTRANT             CLASS                            OUTSTANDING AT
                                                          NOVEMBER 11, 1997
-----------------------    -----------------------------  -----------------
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

                               PRT FUNDING CORP.
                           PRATT CASINO CORPORATION

PART 1: FINANCIAL INFORMATION
-----------------------------

INTRODUCTORY NOTES TO FINANCIAL STATEMENTS
------------------------------------------

   The registered securities consist of 11 5/8% Senior Notes (the "PRT Funding Notes") in the principal amount of $85,000,000 due April 15, 2004 issued by PRT Funding Corp. ("PRT Funding") and listed on the American Stock Exchange. PRT Funding is wholly owned by Pratt Casino Corporation ("PCC"), a Delaware corporation and an indirect wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"), also a Delaware corporation. GBCC is an American Stock Exchange listed company subject to the reporting requirements of the Securities Act of 1934. PRT Funding's obligations are unconditionally guaranteed as to the timely payment of principal, premium, if any, and interest by PCC. PRT Funding and PCC have principal executive offices at Indiana Avenue and Brighton Park, 9th Floor, Atlantic City, New Jersey 08401.

   PRT Funding was organized during September 1993 as a special purpose subsidiary of PCC for the purpose of borrowing funds through the issuance of the PRT Funding Notes for the benefit of PCC and certain of its subsidiaries.

   Greate Bay Hotel and Casino, Inc. ("GBHC"), a wholly owned subsidiary of PCC, owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). Historically, the Sands' gaming operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the operating results to be reported for the full year. The Sands is managed by New Jersey Management, Inc. ("NJMI"), which is also a subsidiary of PCC. The principal executive offices of GBHC are located at the Sands Administrative and Employee Services Complex, 136 South Kentucky Avenue, Atlantic City, New Jersey 08401, telephone (609) 441-4000.

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

   The financial statements of PRT Funding and the consolidated financial statements of PCC as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of September 30, 1997, their results of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ended September 30, 1997 and 1996.

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

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                                BALANCE SHEETS
                                  (UNAUDITED)


                                         SEPTEMBER 30,  DECEMBER 31,
                                             1997           1996
                                         -------------  ------------

           ASSETS
Current Assets:
 Cash and cash equivalents               $     14,000  $  1,141,000
 Interest receivable from affiliates        8,087,000     3,972,000
 Due from affiliate                         1,130,000             -
                                         ------------  ------------

  Total current assets                      9,231,000     5,113,000
                                         ------------  ------------

Notes receivable from affiliates          100,000,000   100,000,000
                                         ------------  ------------

                                         $109,231,000  $105,113,000
                                         ============  ============

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
 Accrued interest payable                $  9,184,000  $  5,068,000
 Other current liabilities                      1,000         2,000
 Due to affiliates                             18,000        17,000
                                         ------------  ------------

  Total current liabilities                 9,203,000     5,087,000
                                         ------------  ------------

Long-term debt                             85,000,000    85,000,000
                                         ------------  ------------

Notes payable to affiliates                15,000,000    15,000,000
                                         ------------  ------------

Shareholder's equity:
 Common stock, $1.00 par value per
  share, 1,000 shares authorized
  and outstanding                               1,000         1,000
 Retained earnings                             27,000        25,000
                                         ------------  ------------

  Total shareholder's equity                   28,000        26,000
                                         ------------  ------------

                                         $109,231,000  $105,113,000
                                         ============  ============




          The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                 THREE MONTHS ENDED
                                   SEPTEMBER 30,
                              -----------------------
                                 1997        1996
                              ----------  -----------

Revenues:
 Interest income              $3,018,000  $3,031,000
                              ----------  ----------

Expenses:
 Interest expense              3,018,000   3,018,000
                              ----------  ----------

Income before income taxes             -      13,000

Income tax provision                   -      (2,000)
                              ----------  ----------

Net income                    $        -  $   11,000
                              ==========  ==========




          The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                 NINE MONTHS ENDED
                                   SEPTEMBER 30,
                              ------------------------
                                 1997         1996
                              -----------  -----------

Revenues:
 Interest income              $9,059,000   $9,071,000
                              ----------   ----------

Expenses:
 Interest expense              9,056,000    9,056,000
                              ----------   ----------

Income before income taxes         3,000       15,000

Income tax provision              (1,000)      (2,000)
                              ----------   ----------

Net income                    $    2,000   $   13,000
                              ==========   ==========




          The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             --------------------------
                                                                 1997          1996
                                                             ------------  ------------

OPERATING ACTIVITIES:
 Net income                                                  $     2,000   $    13,000
 Adjustments to reconcile net income
  to net cash (used in) provided by
   operating activities:
  Increase in receivable from affiliates                      (5,244,000)   (3,019,000)
  Increase in accrued interest payable                         4,116,000     4,116,000
  Net change in other current assets
   and liabilities                                                (1,000)        2,000
                                                             -----------   -----------

   Net cash (used in) provided by operating activities        (1,127,000)    1,112,000

 Cash and cash equivalents at beginning of period              1,141,000        18,000
                                                             -----------   -----------

 Cash and cash equivalents at end of period                  $    14,000   $ 1,130,000
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

   The financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 have been prepared by PRT Funding without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PRT Funding as of September 30, 1997 and the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ended September 30, 1997 and 1996.

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

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


   On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes due in February 2005 (the "Junior Subordinated Notes") to HCC, and loaned the proceeds to various affiliates on the same terms. Principal totaling $6,262,000 with respect to the Junior Subordinated Notes was subsequently assigned to GBCC by HCC in recognition of tax net operating losses of GBCC used by HCC. The remaining $8,738,000 of Junior Subordinated Notes, together with interest accrued thereon, was assigned to GBCC by HCC in connection with the distribution of its stock in GBCC to HCC's shareholders on December 31, 1996. Interest on the Junior Subordinated Notes accrues at the rate of 14 5/8% per annum and is payable semiannually commencing August 17, 1994, with payment subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes. Because PCC has not met the financial coverage tests, interest has not been paid during 1997 and was not paid during 1996. At September 30, 1997 and December 31, 1996, accrued interest of $4,656,000 and $3,010,000, respectively, was payable to GBCC and is included in interest payable in the accompanying balance sheets.

   Interest paid amounted to $4,940,000 during each of the nine month periods ended September 30, 1997 and 1996.

(3)  INCOME TAXES

   PRT Funding is included in the consolidated federal income tax return of GBCC and, for periods prior to December 31, 1996, was included in the consolidated federal income tax return of HCC, GBCC's parent prior to that date. Pursuant to agreements between PCC and GBCC, PRT Funding's provision for federal income taxes is calculated as if a separate federal return were filed. There are no timing differences resulting in deferred income taxes. For the nine month periods ended September 30, 1997 and 1996, no payments were made under the tax allocation agreements. At September 30, 1997 and December 31, 1996, $6,000 and $5,000, respectively, are included in due to affiliates on the accompanying balance sheets representing taxes currently payable under the agreements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                           SEPTEMBER 30,    DECEMBER 31,
                                                1997            1996
                                           --------------  --------------
Current Assets:
 Cash and cash equivalents                 $  16,648,000   $  18,650,000
 Short-term investments                                -       2,000,000
 Accounts receivable, net of allowances
  of $14,539,000 and $15,524,000,
  respectively                                 9,198,000      10,114,000
 Inventories                                   3,545,000       3,873,000
 Due from affiliates                           1,776,000       2,541,000
 Refundable deposits and other
  current assets                               4,290,000       3,197,000
                                           -------------   -------------

  Total current assets                        35,457,000      40,375,000
                                           -------------   -------------

Investment in Limited Partnership              1,973,000       1,746,000
                                           -------------   -------------

Property and Equipment:
 Land                                         38,093,000      38,093,000
 Buildings and improvements                  185,508,000     185,508,000
 Operating equipment                          93,216,000      91,868,000
 Construction in progress                      2,104,000       1,535,000
                                           -------------   -------------

                                             318,921,000     317,004,000
  Less - accumulated depreciation and
  amortization                              (170,201,000)   (160,989,000)
                                           -------------   -------------

  Net property and equipment                 148,720,000     156,015,000
                                           -------------   -------------

Other Assets:
 Obligatory investments                        7,604,000       6,382,000
 Due from affiliates                          18,819,000      17,895,000
 Deferred financing costs                      6,782,000       7,653,000
 Other assets                                  4,072,000       4,220,000
                                           -------------   -------------

   Total other assets                         37,277,000      36,150,000
                                           -------------   -------------

                                           $ 223,427,000   $ 234,286,000
                                           =============   =============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S DEFICIT
                                  (UNAUDITED)


                                              SEPTEMBER 30,    DECEMBER 31,
                                                   1997            1996
                                              --------------  --------------

Current Liabilities:
 Current maturities of long-term debt         $   5,013,000   $   2,512,000
 Short-term credit facilities                             -       2,000,000
 Short-term borrowings from affiliates            8,000,000       6,500,000
 Accounts payable                                 6,442,000       7,906,000
 Accrued liabilities -
   Salaries and wages                             4,836,000       4,986,000
   Interest                                      14,590,000      14,758,000
   Insurance                                      3,124,000       3,117,000
   Other                                          7,431,000       6,684,000
 Due to affiliates                                  666,000       1,195,000
 Other                                            3,799,000       5,431,000
                                              -------------   -------------

   Total current liabilities                     53,901,000      55,089,000
                                              -------------   -------------

Long-Term Debt                                  277,921,000     282,930,000
                                              -------------   -------------

Other Noncurrent Liabilities                      1,359,000       1,372,000
                                              -------------   -------------

Commitments and Contingencies

Shareholder's Deficit:
 Common stock $1.00 par value per share,
   1,000 shares authorized and outstanding            1,000           1,000
 Accumulated deficit                           (109,755,000)   (105,106,000)
                                              -------------   -------------

   Total shareholders' deficit                 (109,754,000)   (105,105,000)
                                              -------------   -------------

                                              $ 223,427,000   $ 234,286,000
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                      --------------------------
                                          1997          1996
                                      ------------  ------------

Revenues:
 Casino                               $63,272,000   $65,820,000
 Rooms                                  2,713,000     2,660,000
 Food and beverage                      9,043,000     9,167,000
 Other                                  1,475,000     1,835,000
                                      -----------   -----------

                                       76,503,000    79,482,000
 Less - promotional allowances         (6,962,000)   (7,462,000)
                                      -----------   -----------

  Net revenues                         69,541,000    72,020,000
                                      -----------   -----------

Expenses:
 Casino                                52,384,000    56,265,000
 Rooms                                    630,000       405,000
 Food and beverage                      3,105,000     3,149,000
 Other                                    908,000     1,296,000
 General and administrative             3,593,000     3,696,000
 Depreciation and amortization          3,440,000     5,103,000
                                      -----------   -----------

  Total expenses                       64,060,000    69,914,000
                                      -----------   -----------

Income from operations                  5,481,000     2,106,000
                                      -----------   -----------

Non-operating income (expense):
 Interest income                          438,000       421,000
 Interest expense                      (8,272,000)   (8,275,000)
 Gain on disposal of assets                22,000             -
 Equity in earnings of limited
  partnership                           1,974,000     1,662,000
                                      -----------   -----------

  Total non-operating expense, net     (5,838,000)   (6,192,000)
                                      -----------   -----------

Loss before income taxes                 (357,000)   (4,086,000)
 Income tax benefit (provision)           134,000      (110,000)
                                      -----------   -----------

Net loss                              $  (223,000)  $(4,196,000)
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   ----------------------------
                                                       1997           1996
                                                   -------------  -------------

Revenues:
 Casino                                            $183,425,000   $188,735,000
 Rooms                                                7,405,000      7,049,000
 Food and beverage                                   25,420,000     26,478,000
 Other                                                3,987,000      5,432,000
                                                   ------------   ------------

                                                    220,237,000    227,694,000
 Less - promotional allowances                      (19,418,000)   (21,616,000)
                                                   ------------   ------------

  Net revenues                                      200,819,000    206,078,000
                                                   ------------   ------------

Expenses:
 Casino                                             152,789,000    169,243,000
 Rooms                                                1,897,000      1,675,000
 Food and beverage                                    8,325,000      8,337,000
 Other                                                2,053,000      2,488,000
 General and administrative                          10,770,000     11,813,000
 Depreciation and amortization                       11,152,000     15,593,000
                                                   ------------   ------------

  Total expenses                                    186,986,000    209,149,000
                                                   ------------   ------------

Income (loss) from operations                        13,833,000     (3,071,000)
                                                   ------------   ------------

Non-operating income (expense):
 Interest income                                      1,312,000      1,326,000
 Interest expense                                   (24,894,000)   (24,502,000)
 Gain on disposal of assets                              46,000         13,000
 Equity in earnings of limited
  partnership                                         4,752,000      4,416,000
                                                   ------------   ------------

  Total non-operating expense, net                  (18,784,000)   (18,747,000)
                                                   ------------   ------------

Loss before income taxes and extraordinary item      (4,951,000)   (21,818,000)
 Income tax provision                                    (8,000)    (4,348,000)
                                                   ------------   ------------

Loss before extraordinary item                       (4,959,000)   (26,166,000)
Gain on early extinguishment of debt                    310,000              -
                                                   ------------   ------------

Net loss                                           $ (4,649,000)  $(26,166,000)
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                           ---------------------------
                                                                               1997          1996
                                                                           ------------  -------------

OPERATING ACTIVITIES:
 Net loss                                                                  $(4,649,000)  $(26,166,000)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Extraordinary item                                                          (310,000)             -
  Depreciation and amortization                                             11,152,000     15,593,000
  Gain on sale of assets                                                       (46,000)             -
  Provision for doubtful accounts                                            2,265,000      1,562,000
  Equity in earnings of limited partnership                                 (4,752,000)    (4,416,000)
  Dividends received from limited partnership                                4,525,000      4,771,000
  Deferred income tax provision                                                      -      4,348,000
  Increase in accounts receivable                                           (1,349,000)      (793,000)
  (Decrease) increase in accounts payable and other accrued liabilities     (1,029,000)        82,000
  Net change in other current assets and liabilities                        (2,338,000)      (767,000)
  Net change in other noncurrent assets and liabilities                       (878,000)      (988,000)
                                                                           -----------   ------------

    Net cash provided by (used in) operating activities                      2,591,000     (6,774,000)
                                                                           -----------   ------------

INVESTING ACTIVITIES:
 Net property and equipment additions                                       (1,917,000)    (4,668,000)
 Obligatory investments                                                     (2,089,000)    (2,248,000)
 Proceeds from disposal of assets                                               46,000              -
 Short-term investment                                                       2,000,000     (2,000,000)
                                                                           -----------   ------------

  Net cash used in investing activities                                     (1,960,000)    (8,916,000)
                                                                           -----------   ------------

FINANCING ACTIVITIES:
 (Repayments) borrowings on short-term credit facilities                    (2,000,000)     2,000,000
 Deferred financing costs                                                            -        (10,000)
 Repayments of long-term debt                                               (2,133,000)        (8,000)
 Borrowings from affiliates                                                  1,500,000      6,500,000
                                                                           -----------   ------------

  Net cash (used in) provided by financing activities                       (2,633,000)     8,482,000
                                                                           -----------   ------------

  Net decrease in cash and cash equivalents                                 (2,002,000)    (7,208,000)
      Cash and cash equivalents at beginning of period                      18,650,000     25,606,000
                                                                           -----------   ------------

      Cash and cash equivalents at end of period                           $16,648,000   $ 18,398,000
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

   GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of PCC, was incorporated on September 29, 1993 for the purpose of borrowing funds through the issuance of $185,000,000 of ten-year, nonrecourse first mortgage notes for the benefit of GBHC. PRT Funding Corp. ("PRT Funding"), also a Delaware corporation and a wholly owned subsidiary of PCC, was incorporated on September 29, 1993 for the purpose of borrowing funds through the issuance of $85,000,000 of unsecured notes for the benefit of PCC and its affiliates. GB Property Funding and PRT Funding completed their respective debt offerings on February 17, 1994 (see Note 3) and the proceeds were loaned to various affiliates.

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

   The consolidated financial statements as of September 30, 1997 and for the three and nine month periods ended September 30, 1997 and 1996 have been prepared by PCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PCC as of September 30, 1997, the results of its operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ended September 30, 1997 and 1996.

   The accompanying consolidated financial statements have been prepared assuming PCC will continue as a going concern. Operating results for the first six months of 1997 at the Sands, which is PCC's most significant operation, reflected a substantial improvement over 1996 and were on target with management's operating plan due to mild winter weather conditions compared to a year ago, an abatement of the intense marketing competition for bus customers and implementation of cost containment measures. The Sands' operating results for the third quarter, although improved from the prior year period results, were significantly below its operating plan. Accordingly, the Sands has incurred an operating cash flow deficit of $1,698,000 through the third quarter of 1997 and, consequently, cash reserves have been reduced. October operating results continued to be below management's operating plan. In order to meet its debt service requirements of approximately $12,500,000 in January 1998, the Sands will require financial assistance from affiliated companies or other sources. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during the remainder of 1997 is limited. Hollywood Casino Corporation ("HCC") which, prior to December 31, 1996, owned approximately 80% of the outstanding common stock of GBCC, loaned $6,500,000 to GBCC in 1996 for use by the Sands (see Note 5); HCC is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3,500,000. There is no assurance that HCC, which is no longer the parent of GBCC, or GBCC will agree to provide such additional financial support, if needed.

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

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(3)  LONG-TERM DEBT AND PLEDGE OF ASSETS

   Substantially all of PCC's assets are pledged in connection with long-term indebtedness of its subsidiaries.

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1997           1996
                                                   --------------  -------------

10 7/8% first mortgage notes, due 2004 (a)          $182,500,000   $185,000,000
11 5/8% senior notes, due 2004 (b)                    85,000,000     85,000,000
14 5/8% junior subordinated notes, due 2005 (c)       15,000,000     15,000,000
Other                                                    434,000        442,000
                                                    ------------   ------------

  Total indebtedness                                 282,934,000    285,442,000
 Less - current maturities                            (5,013,000)    (2,512,000)
                                                    ------------   ------------

  Total long-term debt                              $277,921,000   $282,930,000
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

   Scheduled payments of long-term debt as of September 30, 1997 are set forth below:

         1997 (three months)    $      4,000
         1998                      5,013,000
         1999                      5,014,000
         2000                      5,016,000
         2001                      5,017,000
         Thereafter              262,870,000
                                ------------

          Total                 $282,934,000
                                ============

   Interest paid amounted to $25,062,000 and $25,239,000, respectively, for the nine month periods ended September 30, 1997 and 1996.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(4)    INCOME TAXES

   Components of the income tax benefit (provision) consisted of the following:


                               THREE MONTHS ENDED        NINE MONTHS ENDED
                                 SEPTEMBER 30,              SEPTEMBER 30,
                            ------------------------   ----------------------
                                1997          1996       1997        1996
                            -------------  ----------  --------  ------------

Provision for federal
  income taxes:
 Current                         $      -  $       -   $     -   $         -
 Deferred                               -   (110,000)        -    (4,300,000)
State income tax benefit
 (provision):
 Current                          134,000          -    (8,000)            -
 Deferred                               -          -         -       (48,000)
                            -------------  ---------   -------   -----------

                                 $134,000  $(110,000)  $(8,000)  $(4,348,000)
                            =============  =========   =======   ===========

   PCC is included in the consolidated federal income tax return of GBCC and, for periods prior to December 31, 1996, was included in the consolidated federal income tax return of HCC, GBCC's parent prior to that date. Pursuant to tax allocation agreements, PCC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. No federal or state tax payments were made during the nine month periods ended September 30, 1997 and 1996. The payment of GBHC's taxes in accordance with the tax allocation agreements is subject to the approval of the New Jersey Casino Control Commission (the "Casino Commission").

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


   The components of the net deferred tax asset as of September 30, 1997 and December 31, 1996 were as follows:

                                    SEPTEMBER 30,   DECEMBER 31,
                                         1997           1996
                                    --------------  -------------

Deferred tax assets:
 Net operating loss carryforward     $ 15,494,000   $ 13,720,000
 Allowance for doubtful accounts        5,736,000      6,429,000
 Other liabilities and accruals         2,987,000      2,732,000
 Other                                  2,360,000      2,037,000
                                     ------------   ------------

  Total deferred tax assets            26,577,000     24,918,000
                                     ------------   ------------

Deferred tax liabilities:
 Depreciation and amortization         (8,964,000)    (8,520,000)
 Other                                   (597,000)      (597,000)
                                     ------------   ------------

  Total deferred tax liabilities       (9,561,000)    (9,117,000)
                                     ------------   ------------

Net deferred tax asset                 17,016,000     15,801,000
Valuation allowance                   (17,016,000)   (15,801,000)
                                     ------------   ------------

                                     $          -   $          -
                                     ============   ============

     At September 30, 1997, PCC and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $32 million, none of which expire before the year 2005 for federal tax purposes and which begin to expire in 1997 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1997 to date, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at both September 30, 1997 and December 31, 1996.

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

     Net receivables from and payables to affiliates representing deferred federal income taxes in connection with the aforementioned tax allocation agreements were as follows:

                                    SEPTEMBER 30,  DECEMBER 31,
                                        1997           1996
                                    -------------  ------------

Due from affiliates - current          $1,371,000   $1,728,000
Due from affiliates - noncurrent        9,402,000    9,174,000
Due to affiliate - current                      -     (129,000)

(5)  TRANSACTIONS WITH RELATED PARTIES

     GBHC licenses the trade name "Sands" from GBCC, which licenses the name from an unaffiliated third party. Amounts payable by the Sands under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $82,000 and $80,000, respectively, for the three month periods ended September 30, 1997 and 1996 and $222,000 and $211,000, respectively for the nine month periods ended September 30, 1997 and 1996.

     HWCC - Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, owns and operates a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino") which commenced operations in August 1994. Pursuant to a ten-year consulting agreement with HCT, PCC receives monthly consulting fees of $100,000. Such fees amounted to $300,000 for each of the three month periods ended September 30, 1997 and 1996 and $900,000 for each of the nine month periods ended September 30, 1997 and 1996.

   An advance to a GBCC subsidiary in the amount of $5,672,000 was outstanding as of both September 30, 1997 and December 31, 1996 which accrues interest at the rate of 16.5% per annum. Interest receivable with respect to this advance was $3,744,000 and $3,042,000 at September 30, 1997 and December 31, 1996,
respectively. The advance and related interest receivable are both included in noncurrent due from affiliates in the accompanying consolidated balance sheets.

   During the third quarter of 1996 and the first quarter of 1997, GBHC borrowed a total of $8,000,000 from GBCC for working capital purposes. Such borrowings accrue interest at the rate of 13 3/4% per annum, payable quarterly commencing
October 1, 1996.   Interest accrued on affiliate loans in the amount of
$1,215,000 and $398,000 is included in interest payable in the accompanying consolidated balance sheets at September 30, 1997 and December 31, 1996, respectively. Repayment of such borrowings from GBCC and the payment of the related interest are subject to approval by the Casino Commission.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

   Interest (expense) income incurred with respect to affiliate advances and borrowings is as follows:

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                 -------------------------------     -----------------------
                                                    1997                 1996            1997         1996
                                                 ---------            ---------      -----------   -----------

Net borrowings/advances                          $ (48,000)           $  65,000      $  (116,000)  $   533,000
Junior Subordinated Notes (Note 3)                (548,000)            (548,000)      (1,645,000)   (1,645,000)

   Interest due to GBCC on the Junior Subordinated Notes of $4,655,000 and $3,010,000 is included in interest payable on the accompanying consolidated balance sheets at September 30, 1997 and December 31, 1996, respectively.

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


                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                SEPTEMBER 30,
                                         ----------------------       ------------------------
                                            1997        1996              1997        1996
                                         ---------   ---------        -----------  -----------

Billings to affiliates                   $ 175,000   $ 782,000        $   784,000  $ 2,419,000
Charges from affiliates                   (512,000)   (850,000)        (1,809,000)  (2,792,000)


(6)  INVESTMENT IN LIMITED PARTNERSHIP

   During February 1994, PCC acquired a limited partnership interest in Pratt Management, L.P. ("PML"), a limited partnership which, since February 17, 1994, has managed a riverboat gaming and entertainment complex owned by HCC and located in Aurora, Illinois (the "Aurora Casino"). PML earned management fees amounting to $2,668,000 and $2,339,000, respectively, during the three month periods ended September 30, 1997 and 1996 and $6,840,000 and $6,810,000,
respectively, during the nine month periods ended September 30, 1997 and 1996. PML also incurred operating and other expenses amounting to $423,000 and $410,000, respectively, during the three month periods ended September 30, 1997 and 1996 and $1,290,000 and $1,599,000, respectively, during the nine month periods ended September 30, 1997 and 1996. In accordance with certain terms of the Partnership Agreement, PCC, as limited partner, receives 1% of the first $84,000 of net income earned by the partnership each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner.

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

   GENERAL

    The Sands earned income from operations of $4.1 million and $9.8 million, respectively, during the three and nine month periods ended September 30, 1997 compared to income from operations of $1 million and a loss from operations of $6 million, respectively, reported for the three and nine month periods ended September 30, 1996. Operating results during the first nine months of 1997 were favorably impacted by operating efficiencies and by management's decision to discontinue certain aggressive marketing programs. Operating results during the first nine months of 1996 were adversely affected by the advent of both unprecedented and highly aggressive marketing programs instituted by certain other Atlantic City casinos seeking to increase their market share together with record snowstorms in January and weekend snowstorms in February. Net revenues declined for the respective three and nine month periods (to $69.2 million and $199.9 million in 1997 from $71.7 million and $205.2 million in 1996). However, operating expenses also decreased significantly, most notably (i) marketing and advertising costs which decreased by $1.2 million (6.3%) and $8.8 million (15.3%) during the quarter and nine month period, respectively, as a result of management's efforts to control costs while maintaining positive gross operating profit and (ii) salaries and related benefits costs which decreased by $1.6 million (6.5%) and $5 million (6.7%), respectively.

    As a result of the foregoing, PCC reported income from operations of $5.5 million and $13.8 million, respectively, for the three and nine month periods ended September 30, 1997 as compared to income from operations of $2.1 million and a loss from operations of $3.1 million, respectively, during the same periods of 1996.

    Distributions received from PML amounted to $4.5 million during the first nine months of 1997. Management fees earned by PML during the three and nine month periods ended September 30, 1997 were greater than those earned during the 1996 periods by $329,000 and $30,000, respectively, primarily due to improved revenues at the Aurora Casino as a result of adjustments to increased competition and the negative impact of area flooding on the third quarter 1996 period revenues. In addition, PCC received $300,000 and $900,000, respectively, during the three and nine month periods ended September 30, 1997 with respect to its consulting agreement with the Tunica Casino.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    GAMING OPERATIONS

    The following table sets forth certain unaudited financial and operating data relating to the Sands' operations:

                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                           ----------------------           ----------------------
                                              1997        1996                 1997        1996
                                           ---------    ---------           ----------   ---------
                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
REVENUES:
 Table games                               $ 19,764     $ 21,170            $   58,920   $   61,750
 Slot machines                               42,726       43,663               122,096      123,934
 Other (1)                                      782          987                 2,409        3,051
                                           --------     --------            ----------    ----------

  Total                                    $ 63,272     $ 65,820            $  183,425    $  188,735
                                           ========     ========            ==========    ==========

TABLE GAMES:
 Gross Wagering
  (Drop) (2)                               $143,483     $161,052            $  406,116    $  444,435
                                           ========     ========            ==========    ==========

 Hold Percentages: (3, 4)
  Sands                                        13.8%        13.1%                 14.5%         13.9%
  Atlantic City                                14.6%        15.2%                 15.0%         15.5%

SLOT MACHINES:
 Gross Wagering
  (Handle) (2)                              $526,470     $535,346           $1,486,379    $1,510,865
                                            ========     ========           ==========    ==========

 Hold Percentages: (3, 4)
  Sands                                          8.1%         8.2%                 8.2%          8.2%
  Atlantic City                                  8.4%         8.3%                 8.4%          8.3%

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Table game drop at the Sands declined $17.6 million (10.9%) and $38.3 million (8.6%), respectively, during the three and nine month periods ended September 30, 1997 compared with the same periods of 1996. The Sands' decreases compare to increases of 0.9% and 3.9%, respectively, in table drop for all other Atlantic City casinos during the same periods. As a result, the Sands' table game market share (expressed as a percentage of the Atlantic City industry aggregate table game drop) decreased to 6.8% and 7%, respectively, during the three and nine month periods ended September 30, 1997 from 7.6% and 7.9%, respectively, during the same periods of 1996. The Sands' table game drop decreases are primarily attributable to declines in patron volume from the unrated or "mass" segment. Expansions of other Atlantic City casinos resulted in an increase of approximately 91,000 square feet of gaming space and 80 tables at September 30, 1997 compared to September 30, 1996. Such expansions typically result in intense marketing campaigns which lure the "mass" segment to the new facility. Gaming space at the Sands has remained virtually unchanged since mid-1996 and the number of table games has decreased by 5.4%. The decline in table game drop during the second and third quarters of 1997 also reflects management's decision to discontinue certain promotional activities, including the use of "special odds" offered at table games, which has caused a decline in the rated table market segment.

    Slot machine handle decreased $8.9 million (1.7%) and $24.5 million (1.6%), respectively, during the three and nine month periods ended September 30, 1997 compared with the same periods of 1996. The Sands' decreases in slot machine handle compare with increases of 1.3% and 2.2%, respectively, in handle for all other Atlantic City casinos. The Sands' average number of slot machines remained virtually unchanged during 1997 compared to an increase of 8.1% for all other Atlantic City casinos. The below industry-wide performance in handle experienced by the Sands is a result of the same competitive pressures resulting from casino expansions and related marketing campaigns at other properties as discussed above with respect to table games.

    REVENUES

    Casino revenues at the Sands, including poker and simulcast horse racing wagering revenues, decreased slightly by $2.5 million (3.9%) and $5.3 million (2.8%), respectively, for the three and nine month periods ended September 30, 1997 compared with the same periods of 1996. Decreases in both slot machine and table game wagering were partially offset by improvements in the table game hold percentage.

    Rooms revenue did not change significantly during the third quarter of 1997 resulting in an increase of $356,000 (5.1%) for the nine month period ended September 30, 1997 compared with 1996. Such increase was primarily due to an increase in the average daily rate earned on rooms. Food and beverage revenues decreased slightly during both the three and nine month periods ended September 30, 1997 compared with the prior year periods as a result of reduced patron volume, the rescheduling of unit operating hours to increase overall profitability and the reduction of certain promotional activities. Other revenues decreased $360,000 (19.6%) and $1.4 million (26.6%), respectively, during the three and nine month periods ended September 30, 1997 compared to the 1996 periods as a result of replacing ongoing "review show" type entertainment with less frequent "star show" entertainment.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    Promotional allowances represent the estimated value of goods and services provided free of charge to casino customers under various marketing programs. As a percentage of rooms, food and beverage and other revenues at the Sands, these allowances decreased to 53.8% and 54.1% , respectively, during the three and nine month periods ended September 30, 1997 from 55.8% and 56.8%, respectively, during the three and nine month periods ended September 30, 1996. Such decreases are primarily attributable to reductions in certain marketing programs and other promotional activities.

    DEPARTMENTAL EXPENSES

    Casino expenses at the Sands decreased $3.9 million (6.9%) and $16.5 million (9.7%), respectively, during the three and nine month periods ended September 30, 1997 compared with 1996. During 1996, an unprecedented and highly aggressive industry-wide attempt to increase market share resulted in significantly higher costs with respect to coin incentive packages. The abatement of these competitive pressures during 1997 together with management's ongoing efforts to create operating efficiencies, have significantly reduced expenses. Such factors have also resulted in a reduction in the allocation of rooms, food and beverage and other expenses to casino expense.

    Rooms expense increased $225,000 (55.6%) and $222,000 (13.3%), respectively, during the three and nine month periods ended September 30, 1997 compared to the same periods of 1996. The increase results from a lesser percentage of rooms being sold on a complimentary basis which has reduced the allocation of room costs to the casino department. Food and beverage expense did not change significantly during the 1997 three and nine month periods compared with 1996. Other expenses decreased by $388,000 (29.9%) and $435,000 (17.5%), respectively, during the third quarter and first nine months of 1997 compared to the 1996 periods due to cost savings with respect to theater entertainment.

    GENERAL AND ADMINISTRATIVE

    General and administrative expenses did not change significantly during the three month period ended September 30, 1997 compared to the same period of 1996. Such expenses decreased $1 million (8.8%) during the nine month period ended September 30, 1997 compared to the 1996 period primarily due to reduced overhead allocations from HCC together with cost containment efforts at the Sands.

    DEPRECIATION AND AMORTIZATION

    As a result of a revision in the estimated useful life of the Sands' buildings effective October 1, 1996 and the completion of amortization with respect to certain of its long-lived assets, PCC's depreciation and amortization expense for the third quarter and first nine months of 1997 decreased by $1.7 million (32.6%) and $4.4 million (28.5%), respectively, compared to the same periods during 1996.

    INTEREST

    Interest income and expense did not change significantly during the three and nine month periods ended September 30, 1997 compared with the same periods of 1996.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

    During 1994, PCC acquired the limited partnership interest in PML, a limited partnership which earns management fees from the operation of the Aurora Casino. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. PCC's equity in the earnings of PML increased $312,000 (18.8%) and $336,000 (7.6%), respectively, during the three and nine month periods ended September 30, 1997 from the amounts earned in 1996. Such increases are primarily due to the increase in fees earned by PML for the management of the Aurora casino during the same periods.

    INCOME TAX BENEFIT

    PCC's operations are included in GBCC's consolidated federal income tax return and, for periods through December 31, 1996, were included in HCC's consolidated federal income tax return. Pursuant to agreements between PCC and GBCC, PCC's provision for federal income taxes is based on the amount of tax which would have been provided if a separate return were filed.

    As of September 30, 1997, PCC and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $32 million, none of which expire before the year 2005 for federal tax purposes and which begin to expire in 1997 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1997 to date, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at September 30, 1997.

    EXTRAORDINARY ITEM

    A PCC subsidiary acquired $2.5 million of 10 7/8% First Mortgage Notes at a discount of $375,000 with which to make its scheduled July 1997 principal payment (see "Liquidity and Capital Resources -Financing Activities" below). Such gain was partially offset by the write off of associated financing costs, resulting in a net gain from early extinguishment of debt amounting to $310,000.

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

    OPERATING ACTIVITIES

    At September 30, 1997, PCC had consolidated cash and cash equivalents of $16.6 million. Dividends, tax sharing payments and certain other transfers of cash from the Sands to PCC or other affiliates of the Sands are restricted by provisions to the indenture for the 10 7/8% First Mortgage Notes or are subject to the approval of the New Jersey Casino Control Commission. During the nine month period ended September 30, 1997, net cash provided by operating activities was $2.6 million compared with net cash used in operating activities of $6.8 million during the same period of 1996. PCC utilized cash from operations and short-term borrowings from affiliates during the nine month period ended September 30, 1997 to make its required principal payment with respect to the 10 7/8% First Mortgage Notes, to repay its $2 million bank line of credit, to fund capital additions of $1.9 million and to make obligatory investments of $2.1 million.

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

    Commencing in July 1997, semiannual principal payments of $2.5 million are due with respect to the 10 7/8% First Mortgage Notes. Such semiannual payments may be made in cash or by tendering to the trustee 10 7/8% First Mortgage Notes previously purchased or otherwise acquired by GB Property Funding. GB Property Funding acquired $2.5 million face amount of 10 7/8% First Mortgage Notes at a discount during May 1997 which it used during June to make its July 15, 1997 required principal payment. Total scheduled maturities of long-term debt during the remainder of 1997 are $4,000.

    CAPITAL EXPENDITURES AND OBLIGATORY INVESTMENTS

    Capital expenditures at the Sands during the nine month period ended September 30, 1997 amounted to $1.9 million and management anticipates capital expenditures during the remainder of 1997 will be approximately $1 million. Projects currently planned during 1997 include additional upgrades and improvements to rooms at the Sands, including its higher-end suite product, and other departmental expenditures.

    The Sands is required by the New Jersey Casino Control Act to make certain investments with the Casino Reinvestment Development Authority, a governmental agency which administers the statutorily mandated investments made by casino licensees. Deposit requirements for the first nine months of 1997 totaled $2.1 million and are anticipated to be approximately $780,000 during the remainder of 1997.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    SUMMARY

    Operating results for the first six months of 1997 at the Sands, which is PCC's most significant operation, reflected a substantial improvement over 1996 and were on target with management's operating plan due to mild winter weather conditions compared to a year ago, an abatement of the intense marketing competition for bus customers and implementation of cost containment measures. The Sands' operating results for the third quarter, although improved from the prior year period results, were significantly below its operating plan. Accordingly, the Sands has incurred an operating cash flow deficit of $1.7 million through the third quarter of 1997 and, consequently, cash reserves have been reduced. October operating results continued to be below management's operating plan. In order to meet its debt service requirements of approximately $12.5 million in January 1998, the Sands will require financial assistance from affiliated companies or other sources. The availability of additional borrowings from GBCC and other subsidiaries of GBCC during the remainder of 1997 is limited. HCC which, prior to December 31, 1996, owned approximately 80% of the outstanding common stock of GBCC, loaned $6.5 million to GBCC in 1996 for use by the Sands (see Note 5); HCC is subject to certain indenture provisions which restrict its ability to provide ongoing financial support to an additional $3.5 million. There is no assurance that HCC, which is no longer the parent of GBCC, or GBCC will agree to provide such additional financial support, if needed.

PART II:  OTHER INFORMATION
---------------------------

    The Registrants did not file any reports on Form 8-K during the quarter ended September 30, 1997.

SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     PRT FUNDING CORP.
                                                  PRATT CASINO CORPORATION
                                                  ------------------------
                                                        Registrants

Date:  November 12, 1997                      By: /s/  John C. Hull
       -----------------                          -----------------
                                                       John C. Hull
                                                 Principal Accounting Officer