Form 10-Q
period 1998-03-31
PRT FUNDING CORP; PRATT CASINO CORP
filed 1998-05-15
CIK 912897, 912928

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   MARCH 31, 1998
                                 -----------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------


Commission file number                33-69768
                               ---------------------


                               PRT FUNDING CORP.
                           PRATT CASINO CORPORATION
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

            DELAWARE                                        75-2502289
            DELAWARE                                        75-2502292
-------------------------------------------    ---------------------------------
 (States or other jurisdictions of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.'s)

      C/O SANDS HOTEL & CASINO, INC.
INDIANA AVENUE & BRIGHTON PARK, 9TH FLOOR
        ATLANTIC CITY, NEW JERSEY                             08401
-------------------------------------------    ---------------------------------
 (Address of principal executive offices)                   (Zip Code)

(Registrants' telephone number, including area code):      (609) 441-0704
                                                      --------------------------

                               (NOT APPLICABLE)
--------------------------------------------------------------------------------
            (Former name, former address, and former fiscal year,
                        if changed since last report.)

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

        REGISTRANT                      CLASS            OUTSTANDING AT MAY 12, 1998
------------------------  -----------------------------  ---------------------------
   PRT Funding Corp.      Common Stock, $1.00 par value         1,000 shares
Pratt Casino Corporation  Common Stock, $1.00 par value         1,000 shares

                               PRT FUNDING CORP.
                           PRATT CASINO CORPORATION

PART 1: FINANCIAL INFORMATION
-----------------------------

INTRODUCTORY NOTES TO FINANCIAL STATEMENTS
------------------------------------------

   The registered securities consist of 11 5/8% Senior Notes (the "PRT Funding Notes") in the principal amount of $85,000,000 due April 15, 2004 issued by PRT Funding Corp. ("PRT Funding"). PRT Funding is wholly owned by Pratt Casino Corporation ("PCC"), a Delaware corporation and an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"), also a Delaware corporation. Prior to December 31, 1996, Hollywood Casino Corporation ("HCC") owned approximately 80% of the common stock of GBCC; such stock was distributed by HCC to its shareholders. GBCC's common stock is listed on the OTC Bulletin Board Service under the trading symbol "GEAA"; GBCC is subject to the reporting requirements of the Securities Act of 1934. PRT Funding's obligations are unconditionally guaranteed as to the timely payment of principal, premium, if any, and interest by PCC. PRT Funding and PCC have principal executive offices at Indiana Avenue and Brighton Park, 9th Floor, Atlantic City, New Jersey 08401.

   PRT Funding was organized during September 1993 as a special purpose subsidiary of PCC for the purpose of borrowing funds through the issuance of the PRT Funding Notes for the benefit of PCC and certain of its subsidiaries.

   Greate Bay Hotel and Casino, Inc. ("GBHC"), a wholly owned subsidiary of GB Holdings, Inc. ("Holdings"), which is a wholly owned subsidiary of PCC, owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands"). The Sands is managed by New Jersey Management, Inc. ("NJMI"), which is also a subsidiary of PCC.

   On January 5, 1998, Holdings, GBHC and GB Property Funding Corp. ("GB Property Funding") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expires as of August 10, 1998. The filings of such petitions constitute a default under the indenture for the PRT Funding Notes; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable.

   PCC, as guarantor of the PRT Funding Notes, is currently involved in negotiations to restructure the notes with three bondholders who control approximately 98% of the $85,000,000 note issue. PRT Funding has deferred payment of interest due April 15, 1998 pending the outcome of such negotiations.

   PCC is a holding company that, through its subsidiaries, owns and manages the Sands. In addition to its ownership of Holdings, PCC is also the sole limited partner of Pratt Management, L.P. ("PML"), a limited partnership which manages a riverboat gaming and entertainment facility located in Aurora, Illinois (the "Aurora Casino") owned by HCC. Effective April 1, 1997, HCC acquired the general partnership interest in PML from another subsidiary of GBCC. PCC also has a consulting agreement with HWCC-Tunica, Inc., a wholly owned subsidiary of HCC, which operates a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino"). The contract, which expires on December 31, 2003, provides for a monthly fee of $100,000. Debt service on the PRT Funding Notes is funded primarily from management fees earned by NJMI from the Sands, from distributions made to PCC by PML (resulting from fees generated from the management of the Aurora Casino) and from consulting fees earned from the Tunica Casino, supplemented by dividends, if any, received from GBHC.

   The financial statements of PRT Funding and the consolidated financial statements of PCC as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of March 31, 1998, and their results of operations and cash flows for the three month periods ended March 31, 1998 and 1997.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in PRT Funding and PCC's 1997 Annual Report on Form 10-K.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                                BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS

                                                       MARCH 31,   DECEMBER 31,
                                                         1998          1997
                                                     ------------  ------------

Current Assets:
 Cash and cash equivalents                           $     13,000  $     13,000
 Interest receivable from affiliates                    6,081,000     3,428,000
 Due from affiliate                                     1,117,000     1,130,000
 Notes receivable from affiliates,
  net of valuation allowance                           63,750,000    63,750,000
                                                     ------------  ------------

  Total current assets                                 70,961,000    68,321,000
                                                     ------------  ------------

Due from affiliates, net of valuation allowance         5,000,000     5,000,000
                                                     ------------  ------------
                                                     $ 75,961,000  $ 73,321,000
                                                     ============  ============

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
 Current maturities of long-term debt                $ 85,000,000  $ 85,000,000
 Accrued interest payable                              10,282,000     7,263,000
 Due to affiliates                                          5,000        18,000
                                                     ------------  ------------

  Total current liabilities                            95,287,000    92,281,000
                                                     ------------  ------------

Notes payable to affiliates                            15,000,000    15,000,000
                                                     ------------  ------------

Shareholder's deficit:
 Common stock, $1.00 par value per
  share, 1,000 shares authorized
  and outstanding                                           1,000         1,000
 Accumulated deficit                                  (34,327,000)  (33,961,000)
                                                     ------------  ------------

  Total shareholder's deficit                         (34,326,000)  (33,960,000)
                                                     ------------  ------------

                                                     $ 75,961,000  $ 73,321,000
                                                     ============  ============


          The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                        THREE MONTHS ENDED
                                             MARCH 31,
                                     ------------------------
                                        1998         1997
                                     -----------  -----------

Revenues:
 Interest income                     $2,653,000   $3,022,000

Expenses:
 Interest expense                     3,019,000    3,019,000
                                     ----------   ----------

(Loss) income before income taxes      (366,000)       3,000
Income tax provision                          -       (1,000)
                                     ----------   ----------

Net (loss) income                    $ (366,000)  $    2,000
                                     ==========   ==========




          The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------

OPERATING ACTIVITIES:
 Net (loss) income                                   $  (366,000)  $     2,000
 Adjustments to reconcile net (loss) income
  to net cash used in operating activities:
  Increase in receivable from affiliates              (2,653,000)   (4,149,000)
  Increase in accrued interest payable                 3,019,000     3,019,000
  Net change in other current assets
   and liabilities                                             -         1,000
                                                     -----------   -----------

   Net cash used in operating activities                       -    (1,127,000)

 Cash and cash equivalents at beginning of period         13,000     1,141,000
                                                     -----------   -----------

 Cash and cash equivalents at end of period          $    13,000   $    14,000
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

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1) ORGANIZATION AND OPERATIONS

    PRT Funding Corp. ("PRT Funding"), a Delaware corporation, was incorporated on September 29, 1993. PRT Funding is a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), which is an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Both PCC and GBCC are also Delaware corporations. PCC also owns all of the common stock of GB Holdings, Inc. ("Holdings"), the parent of Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). The Sands is managed by New Jersey Management, Inc. ("NJMI"), a New Jersey corporation and also a subsidiary of PCC. PCC also earns management and consulting fees with respect to gaming facilities owned by Hollywood Casino Corporation ("HCC"), a Delaware corporation which, prior to December 31, 1996, owned approximately 80% of the outstanding common stock of GBCC.

    PRT Funding was formed for the purpose of borrowing $85,000,000 for the benefit of PCC and its affiliates. PRT Funding has no operations and is dependent on the repayment of its notes due from various affiliates for servicing its debt obligations. Administrative services for PRT Funding are provided by other GBCC subsidiaries at no charge. The cost of such services is not significant.

    On January 5, 1998, Holdings, GBHC and GB Property Funding Corp. ("GB Property Funding") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expires as of August 10, 1998.

    The accompanying financial statements have been prepared assuming that PRT Funding will continue as a going concern. As discussed above, certain affiliates of PRT Funding filed for Chapter 11 bankruptcy protection on January 5, 1998. PRT Funding is also dependent on these affiliates to provide cash to repay its debt obligations. The affiliate filings under Chapter 11 have created a default under the indenture for PRT Funding's debt obligations; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. PCC, as guarantor of the PRT Funding Notes, is currently involved in negotiations to restructure the notes with three bondholders who control approximately 98% of the $85,000,000 note issue. PRT Funding has deferred payment of interest due April 15, 1998 pending the outcome of such negotiations. No assurance can be given that PRT Funding will be able to restructure its obligations. The default under the indenture for PRT Funding's debt obligations raises substantial doubt about PRT Funding's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


    The Financial Accounting Standards Board has issued a new standard, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation and disclosure of comprehensive income, which is defined as the change in a company's equity resulting from non-owner transactions and events. SFAS 130 became effective December 15, 1997 and requires the restatement of all prior periods presented. PRT Funding has adopted the provisions of SFAS 130; however, the statement provides that an enterprise that has no items of other comprehensive income for any period presented need only report net income. PRT Funding has no such other comprehensive income items for any period presented; accordingly, the presentation and disclosure requirements of SFAS 130 are not applicable.

    The financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 have been prepared by PRT Funding without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PRT Funding as of March 31, 1998 and the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997.

(2) LONG-TERM DEBT

    On February 17, 1994, PRT Funding issued $85,000,000 of unsecured senior notes due April 15, 2004 (the "PRT Funding Notes"). Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with debt of other PCC subsidiaries. As a result of the Chapter 11 filings discussed in Note 1, a default under the indenture for the PRT Funding Notes occurred; the notes accelerated by the terms of the indenture and are currently due and payable. Accordingly, the outstanding principal amount of the PRT Funding Notes has been classified as current on the accompanying balance sheets at March 31, 1998 and December 31, 1997. Proceeds of the PRT Funding Notes were loaned to various affiliates of PRT Funding on the same terms. The events of default under the PRT Funding Notes also resulted in the classification of such affiliate loans as currently due on the accompanying balance sheets at March 31, 1998 and December 31, 1997. Based on PRT Funding's evaluation of the realizability of the affiliate loans, these notes are shown net of a valuation allowance in the amount of $21,250,000 on the accompanying balance sheets.

    On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes due in February 2005 (the "Junior Subordinated Notes") to HCC, and loaned the proceeds to various affiliates on the same terms. Principal totaling $6,262,000 with respect to the Junior Subordinated Notes was subsequently assigned to GBCC by HCC in recognition of tax net operating losses of GBCC used by HCC. The remaining $8,738,000 of Junior Subordinated Notes, together with interest accrued thereon, was assigned to GBCC by HCC in connection with the distribution of its stock in GBCC to HCC's shareholders on December 31, 1996. Interest on the Junior Subordinated Notes accrues at the rate of 14 5/8% per annum and is payable semiannually commencing August 17, 1994, with payment subject to PCC, the

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes. Because PCC has not met the financial coverage tests, no interest has been paid during 1998, 1997 or 1996. At March 31, 1998 and December 31, 1997, accrued interest in the amount of $5,753,000 and $5,204,000 was payable to GBCC with respect to the Junior Subordinated Notes and is included in interest payable on the accompanying balance sheets.

    No interest was paid during either of the three month periods ended March 31, 1998 and 1997.

(3) INCOME TAXES

    Components of the provision for income taxes consisted of the following:

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                    --------------------
                                                      1998        1997
                                                    ---------   --------

Benefit in lieu of (provision for) federal
  income taxes:
    Current                                         $       -   $(1,000)
    Deferred                                          114,000         -
State income tax benefit:
    Deferred                                           33,000         -
Valuation allowance                                  (147,000)        -
                                                    ---------   -------

                                                    $       -   $(1,000)
                                                    =========   =======

    PRT Funding's operations are included in the consolidated federal income tax return of GBCC. Pursuant to agreements between PCC and GBCC, PRT Funding's provision for federal income taxes is calculated as if a separate federal return were filed. No payments were made under the tax allocation agreements during the three month periods ended March 31, 1998 or 1997. At both March 31, 1998 and December 31, 1997, $5,000 is included in due to affiliates on the accompanying balance sheets representing taxes currently payable under the agreements.

    Deferred income taxes result from differences in the timing of income between tax and financial reporting from the use of valuation allowances on certain receivables. At March 31, 1998 and December 31, 1997, the valuation provision on affiliate receivables results in a deferred tax asset of $13,721,000 and $13,574,000, respectively.

    Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the limited operations of PRT Funding and questions regarding its ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at March 31, 1998 and December 31, 1997.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(4) NOTES RECEIVABLE

    GBHC issued a promissory note in the amount of $10,000,000 to PRT Funding on February 17, 1994 in exchange for $10,000,000 of the proceeds PRT Funding received with respect to the Junior Subordinated Notes. The promissory note accrues interest at the rate of 14 5/8% per annum payable semiannually commencing on August 17, 1994 with the principal due on February 17, 2005. As a result of PRT Funding's evaluation of its net realizable value, the note, together with accrued interest totalling $3,204,000 and $2,738,000, has been reserved on the accompanying balance sheets at March 31, 1998 and December 31, 1997, respectively.

(5) LITIGATION

    On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expires as of August 10, 1998.

    As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment. No such proceedings have been initiated and PCC, as guarantor of the PRT Funding Notes, is currently involved in negotiations to restructure the notes with three bondholders who control approximately 98% of the note issue.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                    ASSETS


                                                     MARCH 31,   DECEMBER 31,
                                                       1998          1997
                                                    ----------   ------------

Current Assets:
 Cash and cash equivalents                          $5,371,000     $2,231,000
 Due from affiliates, net of valuation allowance        49,000        174,000
 Refundable deposits and other
  current assets                                       183,000        194,000
                                                    ----------     ----------

  Total current assets                               5,603,000      2,599,000
                                                    ----------     ----------

Investment in Limited Partnership                    2,017,000      2,256,000
                                                    ----------     ----------

Property and Equipment:
 Operating equipment                                     3,000          3,000
 Less - accumulated depreciation and
  amortization                                          (3,000)        (3,000)
                                                    ----------     ----------

  Net property and equipment                                 -              -
                                                    ----------     ----------

Other Assets:
 Due from affiliates, net of allowances                148,000      1,395,000
 Other assets                                            9,000          8,000
                                                    ----------     ----------

   Total other assets                                  157,000      1,403,000
                                                    ----------     ----------

                                                    $7,777,000     $6,258,000
                                                    ==========     ==========





    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S DEFICIT
                                  (UNAUDITED)


                                                   MARCH 31,      DECEMBER 31,
                                                      1998            1997
                                                 -------------   -------------

Current Liabilities:
 Current maturities of long-term debt            $  85,000,000   $  85,000,000
 Accrued liabilities -
   Interest                                         10,281,000       7,263,000
   Other                                                11,000          10,000
 Due to affiliates                                     443,000         417,000
                                                 -------------   -------------

   Total current liabilities                        95,735,000      92,690,000
                                                 -------------   -------------

Investment in and Advances to GB Holdings, Inc.     37,483,000      40,142,000
                                                 -------------   -------------

Long-Term Debt                                      15,000,000      15,000,000
                                                 -------------   -------------

Commitments and Contingencies

Shareholder's Deficit:
 Common stock $1.00 par value per share,
   1,000 shares authorized and outstanding               1,000           1,000
 Accumulated deficit                              (140,442,000)   (141,575,000)
                                                 -------------   -------------

   Total shareholder's deficit                    (140,441,000)   (141,574,000)
                                                 -------------   -------------

                                                 $   7,777,000   $   6,258,000
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                               -------------------------
                                                   1998          1997
                                               -----------   -----------

Revenues:
 Casino                                        $         -   $58,330,000
 Rooms                                                   -     2,237,000
 Food and beverage                                       -     7,920,000
 Other                                           1,466,000     1,265,000
                                               -----------   -----------

                                                 1,466,000    69,752,000
 Less - promotional allowances                           -    (6,255,000)
                                               -----------   -----------

  Net revenues                                   1,466,000    63,497,000
                                               -----------   -----------

Expenses:
 Casino                                                  -    49,009,000
 Rooms                                                   -       596,000
 Food and beverage                                       -     2,339,000
 Other                                                   -       529,000
 General and administrative                        541,000     3,671,000
 Depreciation and amortization                           -     3,963,000
                                               -----------   -----------

  Total expenses                                   541,000    60,107,000
                                               -----------   -----------

Income from operations                             925,000     3,390,000
                                               -----------   -----------

Non-operating income (expense):
 Interest income                                    64,000       402,000
 Interest expense                               (3,019,000)   (8,325,000)
 Gain on disposal of assets                              -         7,000
 Equity in earnings of Limited
  Partnership                                    1,920,000     1,997,000
 Equity in earnings of GB Holdings, Inc.         2,635,000             -
                                               -----------   -----------

  Total non-operating income (expense), net      1,600,000    (5,919,000)
                                               -----------   -----------

Income (loss) before income taxes                2,525,000    (2,529,000)
Income tax provision                            (1,392,000)            -
                                               -----------   -----------

Net income (loss)                              $ 1,133,000   $(2,529,000)
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      --------------------------
                                                          1998          1997
                                                      ------------  ------------

OPERATING ACTIVITIES:
 Net income (loss)                                    $ 1,133,000   $(2,529,000)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
  Depreciation and amortization                                 -     3,963,000
  Gain on disposal of assets                                    -        (7,000)
  Provision for doubtful accounts                         141,000       650,000
  Equity in earnings of Limited Partnership            (1,920,000)   (1,997,000)
  Distributions received from Limited Partnership       2,159,000     1,747,000
  Equity in earnings of GB Holdings, Inc.              (2,635,000)            -
  Increase in accounts receivable                               -      (156,000)
  Increase (decrease) in accounts payable and
   other accrued liabilities                            3,019,000    (4,347,000)
  Net change in other current assets and
   liabilities                                             21,000       112,000
  Net change in other noncurrent assets and
   liabilities                                          1,222,000      (243,000)
                                                      -----------   -----------

    Net cash provided by (used in) operating
     activities                                         3,140,000    (2,807,000)
                                                      -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                            -      (721,000)
 Obligatory investments                                         -      (670,000)
 Proceeds from disposal of assets                               -         7,000
 Short-term investment                                          -     2,000,000
                                                      -----------   -----------

  Net cash provided by investing activities                     -       616,000
                                                      -----------   -----------

FINANCING ACTIVITIES:
 Repayments on short-term credit facilities                     -    (2,000,000)
 Repayments of long-term debt                                   -        (3,000)
 Borrowings from affiliates                                     -     1,500,000
                                                      -----------   -----------

  Net cash used in financing activities                         -      (503,000)
                                                      -----------   -----------

  Net increase (decrease) in cash and cash
   equivalents                                          3,140,000    (2,694,000)
      Cash and cash equivalents at beginning
       of period                                        2,231,000    18,650,000
                                                      -----------   -----------

      Cash and cash equivalents at end of period      $ 5,371,000   $15,956,000
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1) ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

    Pratt Casino Corporation ("PCC") is a Delaware corporation and a wholly owned subsidiary of PPI Corporation, a New Jersey corporation which is wholly owned by Greate Bay Casino Corporation ("GBCC"). PCC also owns all of the common stock of GB Holdings, Inc. ("Holdings"), the parent of Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). The Sands is managed by New Jersey Management, Inc. ("NJMI"), also a wholly owned subsidiary of PCC. PCC also earns management and consulting fees with respect to gaming facilities owned by Hollywood Casino Corporation ("HCC") which, prior to December 31, 1996, owned approximately 80% of the outstanding common stock of GBCC.

    GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated on September 29, 1993 for the purpose of borrowing funds through the issuance of $185,000,000 of ten-year, nonrecourse first mortgage notes ("the 10 7/8% First Mortgage Notes") for the benefit of GBHC. PRT Funding Corp. ("PRT Funding"), also a Delaware corporation and a wholly owned subsidiary of PCC, was incorporated on September 29, 1993 for the purpose of borrowing funds through the issuance of $85,000,000 of unsecured notes for the benefit of PCC and its affiliates. GB Property Funding and PRT Funding completed their respective debt offerings on February 17, 1994 and the proceeds were loaned to various affiliates.

    On January 5, 1998, Holdings, GBHC and GB Property Funding filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expires as of August 10, 1998.

    The accompanying consolidated financial statements include the operating activities and cash flows of PCC and all of its wholly owned subsidiaries. As a result of the Chapter 11 filings discussed above, PCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and PCC does not expect to be in control of such subsidiaries after reorganization. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets and, effective for periods subsequent to December 31, 1997, the operations of Holdings and its subsidiaries are accounted for under the equity method of accounting. PCC's negative investment in Holdings and its subsidiaries on the accompanying consolidated balance sheets
reflects PCC's investment under the equity method of accounting.   All
significant intercompany balances and transactions have been eliminated.

    The accompanying financial statements have been prepared assuming that PRT Funding will continue as a going concern. As discussed above, certain affiliates of PRT Funding filed for Chapter 11 bankruptcy protection on January 5, 1998. PRT Funding is also dependent on these affiliates to provide cash to repay its debt obligations. The affiliate filings under Chapter 11 have created a default under the indenture for PRT Funding's debt obligations; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. PCC, as guarantor of the PRT Funding Notes, does not have sufficient assets to satisfy the outstanding amounts and is currently involved in negotiations to

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


restructure the notes with three bondholders who control approximately 98% of the $85,000,000 note issue. PRT Funding has deferred payment of interest due April 15, 1998 pending the outcome of such negotiations. No assurance can be given that PRT Funding will be able to restructure its obligations. The default under the indenture for PRT Funding's debt obligations raises substantial doubt about PRT Funding's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

    Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" requires, among other things, that an entity review its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. As a result of its review, PCC does not believe that any such changes have occurred.

    The Financial Accounting Standards Board has issued a new standard, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the presentation and disclosure of comprehensive income, which is defined as the change in a company's equity resulting from non-owner transactions and events. SFAS 130 became effective December 15, 1997 and requires the restatement of all prior periods presented. PCC has adopted the provisions of SFAS 130; however, the statement provides that an enterprise that has no items of other comprehensive income for any period presented need only report net income. PCC has no such other comprehensive income items for any period presented; accordingly, the presentation and disclosure requirements of SFAS 130 are not applicable.

    The consolidated financial statements as of March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 have been prepared by PCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PCC as of March 31, 1998 and the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(2) LONG-TERM DEBT AND PLEDGE OF ASSETS

    Substantially all of PCC's assets are pledged in connection with its long-term indebtedness. Additionally, certain of the indentures to PCC's indebtedness contain cross-default provisions. On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expires as of August 10, 1998. The filings of such petitions constitute a default under the indenture for the PRT Funding Notes. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated, is currently due and payable and is classified as current on the accompanying consolidated balance sheets.

                                                     MARCH 31,    DECEMBER 31,
                                                       1998           1997
                                                   ------------   ------------

11 5/8% senior notes, due 2004 (a)                 $ 85,000,000   $ 85,000,000
14 5/8% junior subordinated notes, due 2005 (b)      15,000,000     15,000,000
                                                   ------------   ------------

  Total indebtedness                                100,000,000    100,000,000
 Less - current maturities                          (85,000,000)   (85,000,000)
                                                   ------------   ------------

  Total long-term debt                             $ 15,000,000   $ 15,000,000
                                                   ============   ============

--------------------
(a) On February 17, 1994, PRT Funding issued $85,000,000 of unsecured senior notes due April 15, 2004 (the "PRT Funding Notes"). Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with the indenture to the 10 7/8% First Mortgage Notes.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(b) On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes") to HCC. Principal totaling $6,262,000 with respect to the Junior Subordinated Notes was subsequently assigned to GBCC by HCC in recognition of tax net operating losses of GBCC used by HCC. The remaining $8,738,000 of Junior Subordinated Notes, together with interest accrued thereon, was assigned to GBCC by HCC in connection with the distribution of its stock in GBCC to HCC's shareholders on December 31, 1996 . The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes, is payable semiannually commencing August 17, 1994. Because PCC has not met the financial coverage tests, interest has not been paid during 1998 and was not paid during 1997 or 1996.

    No interest was paid during the three month period ended March 31, 1998. Interest paid amounted to $10,093,000 for the three month period ended March 31, 1997.

(4) INCOME TAXES

    Components of the income tax provision consisted of the following:

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                               -----------------------
                                                   1998         1997
                                               -----------   ---------

Benefit in lieu of (provision) for
 federal income taxes:
 Current                                       $  (187,000)  $ 697,000
 Deferred                                           15,000      67,000
State income tax benefit (provision):
 Current                                           406,000     199,000
 Deferred                                            5,000      19,000
Valuation allowance                             (1,631,000)   (982,000)
                                               -----------   ---------

                                               $(1,392,000)  $       -
                                               ===========   =========

    PCC is included in the consolidated federal income tax return of GBCC. Pursuant to tax allocation agreements, PCC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. No federal or state tax payments were made during either of the three month periods ended March 31, 1998 or 1997.

    Federal and state income tax provisions or benefits are based upon estimates of the results of operations for the current period and reflect the nondeductibility for income tax purposes of certain items, including meal and entertainment and other expenses.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


    Deferred income taxes result primarily from differences in the timing of deductions taken between tax and financial reporting purposes for adjustments to the carrying value of deferred financing costs and for other accruals.

    The components of the net deferred tax asset as of March 31, 1998 and December 31, 1997 were as follows:

                                                   MARCH 31,   DECEMBER 31,
                                                     1998          1997
                                                 -----------   ------------

Deferred tax assets:
 Net operating loss carryforward                 $ 1,799,000   $   188,000
 Valuation allowance on affiliate receivables         56,000             -
 Deferred financing costs                            863,000       899,000
 Other liabilities and accruals                        3,000         3,000
                                                 -----------   -----------

Total deferred tax assets                          2,721,000     1,090,000

Valuation allowance                               (2,721,000)   (1,090,000)
                                                 -----------   -----------

                                                 $         -   $         -
                                                 ===========   ===========

    At March 31, 1998, PCC and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $4 million, none of which expire before the year 2013 for federal tax purposes and which begin to expire in 1998 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1998 to date, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at March 31, 1998.

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

    The Internal Revenue Service is currently examining the consolidated federal income tax returns of HCC for the years 1993 and 1994 in which PCC was included. Management believes that the results

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


of such examination will not have a material adverse effect on the consolidated financial position or results of operations of PCC.

    Receivables from and payables to affiliates in connection with the aforementioned tax allocation agreements are as follows:

                                     MARCH 31,   DECEMBER 31,
                                       1998          1997
                                     ---------   ------------

Due from affiliates - noncurrent      $     -     $1,394,000
Due to affiliate - current             (5,000)        (5,000)

(5) TRANSACTIONS WITH RELATED PARTIES

    New Jersey Management, Inc. ("NJMI"), a wholly owned subsidiary of PCC, is responsible for the operations of the Sands under a management agreement. NJMI is entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. Management fees earned amounted to $1,166,000 during the three month period ended March 31, 1998. Management fees receivable from the Sands at March 31, 1998 and December 31, 1997 amounted to $194,000 and $34,000, respectively. Of the amount receivable at March 31, 1998, $145,000 is included in noncurrent due from affiliates on the accompanying consolidated balance sheet and is subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court. Management of GBHC has requested modification to the fee arrangement under the Sands management agreement and has reserved its right to reject the agreement.

    GBHC licenses the trade name "Sands" from GBCC, which licenses the name from an unaffiliated third party. Amounts payable by the Sands under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $67,000 for the three month period ended March 31, 1997.

    HWCC - Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, owns and operates a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino") which commenced operations in August 1994. Pursuant to a ten-year consulting agreement with HCT, PCC receives monthly consulting fees of $100,000. Such fees amounted $300,000 for each of the three month periods ended March 31, 1998 and 1997.

    Interest expense incurred with respect to the Junior Subordinated Notes (Note 3) amounted to $548,000 during each of the three month periods ended March 31, 1998 and 1997. Interest due to GBCC on the Junior Subordinated Notes of $5,752,000 and $5,204,000, respectively, is included in interest payable on the accompanying consolidated balance sheets at March 31, 1998 and December 31, 1997.

    GBHC issued a promissory note in the amount of $10,000,000 on February 17, 1994 to PRT Funding. Such note accrues interest at the rate of 14 5/8% per annum and is payable semiannually

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


commencing on August 17, 1994. The principal amount of the note is due on February 17, 2005. During the first quarter of 1997, GBHC also borrowed $5,000,000 from PCC for working capital purposes. Such borrowing accrues interest at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. As a result of (i) GBHC no longer being included as a consolidated subsidiary and (ii) GBHC's filing under Chapter 11 making prospects for ultimate collection doubtful, the notes, together with accrued interest receivable aggregating $3,482,000 and $3,458,000, respectively, have been reflected as an adjustment to PCC's negative investment in Holdings on the accompanying consolidated balance sheets at March 31, 1998 and December 31, 1997. Interest income on the notes has not been recognized for periods subsequent to GBHC's filing under Chapter 11 on January 5, 1998.

    PCC and its subsidiaries (including Holdings and its subsidiaries for periods prior to January 1, 1998) performed certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoiced those companies for PCC's cost of providing those services. Similarly, PCC and its subsidiaries are charged for certain legal, accounting and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to PCC's business. Such affiliate transactions are summarized below:

                            THREE MONTHS ENDED
                                MARCH 31,
                           ---------------------
                              1998        1997
                           ---------   ---------

Billings to affiliates     $       -   $ 331,000
Charges from affiliates     (265,000)   (582,000)

(6) INVESTMENT IN LIMITED PARTNERSHIP

    During February 1994, PCC acquired a limited partnership interest in Pratt Management, L.P. ("PML"), a limited partnership which, since February 17, 1994, has managed a riverboat gaming and entertainment complex owned by HCC and located in Aurora, Illinois (the "Aurora Casino"). PML earned management fees amounting to $2,546,000 and $2,727,000, respectively, during the three month periods ended March 31, 1998 and 1997. PML also incurred operating and other expenses amounting to $357,000 and $460,000, respectively, during the three month periods ended March 31, 1998 and 1997. In accordance with certain terms of the Partnership Agreement, PCC, as limited partner, receives 1% of the first $84,000 of net income earned by the partnership each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(7) LITIGATION

    On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expires as of August 10, 1998.

    As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment; however, no such proceedings have been initiated. PCC, as guarantor of the PRT Funding Notes, is currently involved in negotiations to restructure the notes with three bondholders who control approximately 98% of the note issue.

    GBHC is a party in various legal proceedings with respect to the conduct of casino and hotel operations. Although a possible range of loss can not be estimated, in the opinion of management, based upon the advice of counsel, settlement or resolution of these proceedings should not have a material adverse impact upon the consolidated financial position or results of operations of PCC and its subsidiaries. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of such uncertainties.

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

LIQUIDITY AND CAPITAL RESOURCES

    PCC and its subsidiaries conduct two major business activities.

    PCC and NJMI provide management and consulting services or invest in entities which provide such services to affiliates which own hotel and casino properties. Cash flow from such activities, specifically the PML limited partnership interest held by PCC, the Tunica Consulting Contract and the Sands Management Contract have historically been sufficient to meet debt service obligations on the PRT Funding Notes ($9.9 million annually) and, when permitted by the PRT Funding Note indenture, on the Junior Subordinated Notes.

    As a consequence of the Chapter 11 filing by Holdings, GB Property Funding and GBHC, PRT Funding is in default on the $85 million principal amount of PRT Funding Notes which, together with accrued interest, accelerated and became immediately due and payable. The bankruptcy filing of GBHC also permits it to reject the Sands Management Agreement which is an important source of funds for debt service on the PRT Funding Notes. Management of GBHC has requested modification to the fee arrangement under the Sands management agreement and has reserved its right to reject the agreement. PCC does not have the financial resources or the capacity to borrow sufficient cash to satisfy the $85 million principal amount of the PRT Funding Notes which have accelerated. Consequently, PCC, as guarantor of the PRT Funding Notes, is currently involved in negotiations to restructure the notes with three bondholders who control approximately 98% of the $85 million note issue. PRT Funding has deferred payment of interest due April 15, 1998 pending the outcome of such negotiations. There can be no assurance at this time that such negotiations will result in restructuring of its obligations. Accordingly, there is substantial doubt about the ability of PCC to continue as a going concern.

    Holdings and GBHC own the Sands Hotel and Casino in Atlantic City. Prior to 1996, the Sands' cash flow was sufficient to meet debt service obligations and fund a substantial portion of annual capital expenditures. The Sands also used short-term borrowings to fund seasonal cash needs for certain capital projects. During 1996 and 1997, declines in operating cash flow at the Sands resulted in the need for periodic financial assistance from PCC and GBCC in order to meet debt service obligations. Substantial additional financial assistance would have been required to make the January 15, 1998 principal and interest payments due on the 10 7/8% First Mortgage Notes.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    GBHC was unable to obtain additional borrowings from affiliates or other sources and, accordingly, on January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions seeking protection under Chapter 11 of the Bankruptcy Code.

    As a result of the filings, the Sands has sufficient cash flow to continue normal operations while it seeks to develop a plan of reorganization for submission to its creditors and the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expires as of
August 10, 1998.   Capital expenditures, other than normal recurring capital
expenditures in the ordinary course of business, will require prior approval of the Bankruptcy Court. There can be no assurance at this time that GBHC's plan of reorganization, when submitted, will be accepted by its creditors or the Bankruptcy Court. In any event, it is not anticipated that PCC will retain a substantial equity position in Holdings as a result of a reorganization and, accordingly, it is not anticipated that the Holdings group will contribute significantly to the future cash flows of PCC.

RESULTS OF OPERATIONS

    GENERAL

    On January 5, 1998, Holdings, GB Property Funding, and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of these filings, PCC's control over the filing subsidiaries is subject to the supervision of the Bankruptcy Court and PCC does not expect to be in control of such subsidiaries after reorganization. Accordingly, the accompanying consolidated statement of operations for the three month period ended March 31, 1998 reflects the operations of the filing subsidiaries under the equity method of accounting. For the three month period ended March 31, 1997, however, the accompanying consolidated statement of operations includes the operations of Holdings and its subsidiaries on a consolidated basis.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    The following table sets forth PCC's proforma results of operations for the three month period ended March 31, 1997, exclusive of Holdings and its subsidiaries (the "PCC Group"), on a basis comparable to the 1998 presentation.

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                       ---------------------------
                                           1998      PROFORMA 1997
                                       -----------   -------------

Revenues                               $ 1,466,000     $ 1,605,000
                                       -----------     -----------

Expenses:
 General and administrative                541,000         316,000
 Amortization                                    -          89,000
                                       -----------     -----------

  Total expenses                           541,000         405,000
                                       -----------     -----------

Income from operations                     925,000       1,200,000
                                       -----------     -----------

Non-operating expense:
 Interest income                            64,000         554,000
 Interest expense                       (3,019,000)     (3,019,000)
 Equity in earnings of
  Limited Partnership                    1,920,000       1,997,000
 Equity in earnings (losses)
  of GB Holdings, Inc.                   2,635,000      (3,261,000)
                                       -----------     -----------

Total non-operating income
 (expense), net                          1,600,000      (3,729,000)
                                       -----------     -----------

Income (loss) before income taxes        2,525,000      (2,529,000)
Income tax provision                    (1,392,000)              -
                                       -----------     -----------

Net income (loss)                      $ 1,133,000     $(2,529,000)
                                       ===========     ===========


    REVENUES

    Revenues of the PCC Group declined $139,000 (8.7%) during the three month period ended March 31, 1998 compared to the same period of 1997. The decrease is due to a decline in management fees earned under the NJMI management contract with the Sands. As discussed in Note 5 to the consolidated financial statements, the management fee earned by NJMI is primarily dependent on the level of revenues at the Sands. The Sands' revenues declined 12% during the three month period ended March 31, 1998 compared to the same period of 1997.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses for the PCC Group increased $225,000 (71.2%) during the three month period ended March 31, 1998 compared to the 1997 period. This increase is primarily due to the provision of a reserve on affiliate receivables in the amount of $141,000 and to approximately $60,000 of professional fees and other corporate overhead costs incurred with respect to the default of the PRT Funding Notes and efforts to restructure the obligations. Management believes that such reorganization costs will increase in the near term pending the outcome of restructuring discussions.

    AMORTIZATION

    The PCC Group's amortization expense for the first quarter of 1998 decreased by $89,000 (100%) compared to the same period during 1997. As a result of the cross default under the indenture for the PRT Funding Notes all deferred financing costs were written off at December 31, 1997.

    INTEREST

    Interest income for the PCC Group decreased $490,000 (88%) during the three month period ended March 31, 1998 compared with the same period of 1997. All interest income earned by the PCC Group on loans and advances to Holdings and its subsidiaries for periods subsequent to the January 5, 1998 bankruptcy filings is being reserved. Interest expense did not change during the three month period ended March 31, 1998 compared to the same period of the prior year.

    EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

    Effective February 17, 1994, PCC acquired the limited partnership interest in PML, a limited partnership which earns management fees from the operation of the Aurora Casino. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. PCC's equity in the earnings of PML decreased slightly to $1.9 million during the first quarter of 1998 from the $2 million earned in the same period of 1997.

    EQUITY IN EARNINGS OF GB HOLDINGS, INC.

    Holdings' consolidated net income for the three month period ended March 31, 1998 amounted to $2.6 million compared to a net loss of $3.3 million for the same period of 1997. The resulting $5.9 million (180.8%) increase in Holdings' net income between the two periods is primarily due to two factors: ( i) a $1.3 million (57.4%) improvement in income from operations and (ii) a $5.6 million (95.4%) decline in interest expense.

    The increase in operating income reflects a $7.6 million (12%) decline in net revenues offset by an $8.8 million (14.5%) reduction in operating expenses for the first quarter of 1998 compared to the first quarter of 1997. The revenue decrease is a direct result of significant declines in total gross wagering at

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


the Sands due to increased competition in the Atlantic City market, the reduction of promotional marketing activities in an effort to control costs and the negative publicity resulting from GBHC's filing under Chapter 11. The decline in operating expenses is attributable to the decreased patron volume as well as to management's efforts to eliminate certain marginally effective marketing programs and create operating efficiencies.

    Holdings' $5.6 million improvement in interest expense is attributable to its Chapter 11 filing. As a result of the filing, the accrual of interest expense on Holdings' debt obligations has been suspended. Had the contractual interest expense ($5.8 million) been accrued, Holdings' net loss for the three month period ended March 31, 1998 would have amounted to $2.9 million.

    INCOME TAX PROVISION

    PCC's operations are included in GBCC's consolidated federal income tax return and, for periods through December 31, 1996, were included in HCC's consolidated federal income tax return. Pursuant to agreements between PCC and GBCC, PCC's provision for federal income taxes is based on the amount of tax which would have been provided if a separate return were filed.

    As of March 31, 1998, PCC and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $4 million, none of which expire before the year 2013 for federal tax purposes and which begin to expire in 1998 for state tax purposes. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1998 to date, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at March 31, 1998.

    YEAR 2000 COMPLIANCE

    Management believes that its information systems are Year 2000 compliant.

    INFLATION

    Management believes that in the near term, modest inflation, together with increasing competition within the gaming industry for qualified and experienced personnel, will continue to cause increases in operating expenses, particularly labor and employee benefits costs at the Sands.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    SEASONALITY

    Historically, the Sands' operations have been highly seasonal in nature, with the peak activity occurring from May to September. Consequently, the results of PCC's operations for the first and fourth quarters are traditionally less profitable than the other quarters of the fiscal year. Furthermore, the Aurora Casino has also experienced seasonality, but to a lesser degree than the Sands, and, as a result, the management fees earned have fluctuated with such seasonality. In addition, the Sands' and the Aurora Casino's operations may fluctuate significantly due to a number of factors, including chance. Such seasonality and fluctuations may materially affect PCC's revenues and profitability.

PART II:  OTHER INFORMATION
---------------------------

    The Registrants did not file any reports on Form 8-K during the quarter ended March 31, 1998. The Registrants filed their Annual Report on Form 10-K for the year ended December 31, 1997 with the Securities and Exchange Commission on March 31, 1998.

SIGNATURES
----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    PRT FUNDING CORP.
                                                PRATT CASINO CORPORATION
                                        ----------------------------------------
                                                       Registrants

Date:  May 13, 1998                By:  /s/  Edward T. Pratt, Jr.
       ------------                     ----------------------------------------
                                        Edward T. Pratt, Jr.
                                        Chief Financial Officer and
                                        Principal Accounting Officer