Form 10-Q
period 1998-06-30
PRT FUNDING CORP; PRATT CASINO CORP
filed 1998-08-19
CIK 912897, 912928

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 1998
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission file number         33-69768
                      ----------------------------------------------------------


                               PRT FUNDING CORP.
                           PRATT CASINO CORPORATION
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

                DELAWARE                                75-2502289
                DELAWARE                                75-2502292
----------------------------------------  --------------------------------------
    (States or other jurisdictions of                (I.R.S. Employer
      incorporation or organization)               Identification No.'s)

     C/O SANDS HOTEL & CASINO, INC.
 INDIANA AVENUE & BRIGHTON PARK, 9TH FLOOR
       ATLANTIC CITY, NEW JERSEY                          08401
----------------------------------------  --------------------------------------
(Address of principal executive offices)                (Zip Code)

(Registrants' telephone number, including area code):       (609) 441-0704
                                                     ---------------------------

                               (NOT APPLICABLE)
--------------------------------------------------------------------------------
       (Former name, former address, and former fiscal year, if changed since last report.)

   Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        YES  X         NO
                                                          ----          ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        REGISTRANT                      CLASS                   OUTSTANDING AT AUGUST 17, 1998
-------------------------     -----------------------------     ------------------------------
    PRT Funding Corp.         Common Stock, $1.00 par value             1,000 shares
Pratt Casino Corporation      Common Stock, $1.00 par value             1,000 shares

                               PRT FUNDING CORP.
                            PRATT CASINO CORPORATION

PART 1: FINANCIAL INFORMATION
-----------------------------

INTRODUCTORY NOTES TO FINANCIAL STATEMENTS
------------------------------------------

   The registered securities consist of 11 5/8% Senior Notes (the "PRT Funding Notes") in the principal amount of $85,000,000 due April 15, 2004 issued by PRT Funding Corp. ("PRT Funding"). PRT Funding is wholly owned by Pratt Casino Corporation ("PCC"), a Delaware corporation and an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"), also a Delaware corporation. Prior to December 31, 1996, Hollywood Casino Corporation ("HCC") owned approximately 80% of the common stock of GBCC; such stock was distributed by HCC to its shareholders. GBCC's common stock is listed on the OTC Bulletin Board Service under the trading symbol "GEAAQ"; GBCC is subject to the reporting requirements of the Securities Act of 1934. PRT Funding's obligations are unconditionally guaranteed as to the timely payment of principal, premium, if any, and interest by PCC. PRT Funding and PCC have principal executive offices at Indiana Avenue and Brighton Park, 9th Floor, Atlantic City, New Jersey 08401.

   PRT Funding was organized during September 1993 as a special purpose subsidiary of PCC for the purpose of borrowing funds through the issuance of the PRT Funding Notes for the benefit of PCC and certain of its subsidiaries.

   Greate Bay Hotel and Casino, Inc. ("GBHC"), a wholly owned subsidiary of GB Holdings, Inc. ("Holdings"), which is a wholly owned subsidiary of PCC, owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands").
Prior to July 7, 1998, the Sands was managed by New Jersey Management, Inc. ("NJMI"), which is also a subsidiary of PCC.

   On January 5, 1998, Holdings, GBHC and GB Property Funding Corp. ("GB Property Funding") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expired on August 10, 1998. On August 10, 1998, the Bankruptcy Court granted an additional 90-day extension of the exclusivity period.

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

   PCC is a holding company that, through Holdings, owns the Sands. In addition to its ownership of Holdings, PCC is also the sole limited partner of Pratt Management, L.P. ("PML"), a limited partnership which manages a riverboat gaming and entertainment facility located in Aurora, Illinois (the "Aurora Casino") owned by HCC. Effective April 1, 1997, HCC acquired the general partnership interest in PML from another subsidiary of GBCC. PCC also has a consulting agreement with HWCC-Tunica, Inc., a wholly owned subsidiary of HCC, which operates a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino"). The contract, which expires on December 31, 2003, provides for a monthly fee of $100,000. Historically, debt service on the PRT Funding Notes has been funded primarily from management fees earned by NJMI from the Sands, from distributions made to PCC by PML (resulting from fees generated from the management of the Aurora Casino) and from consulting fees earned from the Tunica Casino, supplemented by dividends, if any, received from GBHC.

   As a result of the Chapter 11 filings discussed above, PCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and PCC does not expect to be in control of such subsidiaries after reorganization. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets of PCC and, effective for periods subsequent to December 31, 1997, the operations of Holdings and its subsidiaries are accounted for by PCC under the equity method of accounting.

   The financial statements of PRT Funding and the consolidated financial statements of PCC as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of June 30, 1998, their results of operations for the three and six month periods ended June 30, 1998 and 1997 and their respective cash flows for the six month periods ended June 30, 1998 and 1997.

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

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                         JUNE 30,    DECEMBER 31,
                                                                           1998         1997
                                                                       ------------  ------------

Current Assets:
 Cash and cash equivalents                                             $      8,000  $     13,000
 Interest receivable from affiliates                                      8,734,000     3,428,000
 Due from affiliate                                                       1,117,000     1,130,000
 Notes receivable from affiliates, net of valuation allowance            63,750,000    63,750,000
                                                                       ------------  ------------

  Total current assets                                                   73,609,000    68,321,000
                                                                       ------------  ------------

Due from affiliates, net of valuation allowance                           5,000,000     5,000,000
                                                                       ------------  ------------

                                                                       $ 78,609,000  $ 73,321,000
                                                                       ============  ============

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
 Current maturities of long-term debt                                  $ 85,000,000  $ 85,000,000
 Accrued interest payable                                                13,300,000     7,263,000
 Due to affiliates                                                             -           18,000
                                                                       ------------  ------------

  Total current liabilities                                              98,300,000    92,281,000
                                                                       ------------  ------------

Notes payable to affiliate                                               15,000,000    15,000,000
                                                                       ------------  ------------

Shareholder's deficit:
 Common stock, $1.00 par value per
  share, 1,000 shares authorized
  and outstanding                                                             1,000         1,000
 Accumulated deficit                                                    (34,692,000)  (33,961,000)
                                                                       ------------  ------------

  Total shareholder's deficit                                           (34,691,000)  (33,960,000)
                                                                       ------------  ------------

                                                                       $ 78,609,000  $ 73,321,000
                                                                       ============  ============



           The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                              THREE MONTHS ENDED
                                   JUNE 30,
                            -----------------------
                               1998         1997
                            -----------  ----------

Revenues:
 Interest income            $2,653,000   $3,019,000

Expenses:
 Interest expense            3,018,000    3,019,000
                            ----------   ----------

Loss before income taxes      (365,000)         -
 Income tax provision              -            -
                            ----------   ----------

Net loss                    $ (365,000)  $      -
                            ==========   ==========




           The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                         SIX MONTHS ENDED
                                             JUNE 30,
                                     ------------------------
                                        1998         1997
                                     -----------  -----------

Revenues:
 Interest income                     $5,306,000   $6,041,000

Expenses:
 Interest expense                     6,037,000    6,038,000
                                     ----------   ----------

(Loss) income before income taxes      (731,000)       3,000
 Income tax provision                       -         (1,000)
                                     ----------   ----------

Net (loss) income                    $ (731,000)  $    2,000
                                     ==========   ==========




           The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------

OPERATING ACTIVITIES:
 Net (loss) income                                   $  (731,000)  $     2,000
 Adjustments to reconcile net (loss) income
  to net cash used in operating activities:
  Increase in receivable from affiliates              (5,306,000)   (2,228,000)
  Increase in accrued interest payable                 6,037,000     1,098,000
  Net change in other current assets
   and liabilities                                        (5,000)        1,000
                                                     -----------   -----------

   Net cash used in operating activities                  (5,000)   (1,127,000)

 Cash and cash equivalents at beginning of period         13,000     1,141,000
                                                     -----------   -----------

 Cash and cash equivalents at end of period          $     8,000   $    14,000
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

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION AND OPERATIONS

     PRT Funding Corp. ("PRT Funding"), a Delaware corporation, was incorporated on September 29, 1993. PRT Funding is a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), which is an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Both PCC and GBCC are also Delaware corporations. PCC also owns all of the common stock of GB Holdings, Inc. ("Holdings"), the parent of Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). Prior to July 7, 1998, the Sands was managed by New Jersey Management, Inc. ("NJMI"), a New Jersey corporation and also a subsidiary of PCC. PCC also earns management and consulting fees with respect to gaming facilities owned by Hollywood Casino Corporation ("HCC"), a Delaware corporation which, prior to December 31, 1996, owned approximately 80% of the outstanding common stock of GBCC.

     PRT Funding was formed for the purpose of borrowing $85,000,000 for the benefit of PCC and its affiliates. PRT Funding has no operations and is dependent on the repayment of its notes due from various affiliates for servicing its debt obligations. Administrative services for PRT Funding are provided by other GBCC subsidiaries at no charge. The cost of such services is not significant.

     On January 5, 1998, Holdings, GBHC and GB Property Funding Corp. ("GB Property Funding") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expired on August 10, 1998. On August 10, 1998, the Bankruptcy Court granted an additional 90-day extension of the exclusivity period.

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

     The financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 have been prepared by PRT Funding without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PRT Funding as of June 30, 1998 and the results of its operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997.

(2)  LONG-TERM DEBT

     On February 17, 1994, PRT Funding issued $85,000,000 of unsecured senior notes due April 15, 2004 (the "PRT Funding Notes"). Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with debt of other PCC subsidiaries. As a result of the Chapter 11 filings discussed in Note 1, a default under the indenture for the PRT Funding Notes occurred; the notes accelerated by the terms of the indenture and are currently due and payable. Accordingly, the outstanding principal amount of the PRT Funding Notes has been classified as current on the accompanying balance sheets at June 30, 1998 and December 31, 1997. Proceeds of the PRT Funding Notes were loaned to various affiliates of PRT Funding on the same terms. The events of default under the PRT Funding Notes also resulted in the classification of such affiliate loans as currently due on the accompanying balance sheets at June 30, 1998 and December 31, 1997. Based on PRT Funding's evaluation of the realizability of the affiliate loans, these notes are shown net of a valuation allowance in the amount of $21,250,000 on the accompanying balance sheets.

     On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes due in February 2005 (the "Junior Subordinated Notes") and loaned the proceeds to various affiliates on the same terms. Interest on the Junior Subordinated Notes accrues at the rate of 14 5/8% per annum and is payable semiannually commencing August 17, 1994, with payment subject to PCC, the guarantor, meeting certain

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes. Because PCC has not met the financial coverage tests, no interest has been paid during 1998, 1997 or 1996. At June 30, 1998 and December 31, 1997, accrued interest in the amount of $6,301,000 and $5,204,000 was payable to GBCC with respect to the Junior Subordinated Notes and is included in interest payable on the accompanying balance sheets.

     No interest was paid during the six month period ended June 30, 1998; interest paid amounted to $4,941,000 during the six month period ended June 30, 1997.

(3)  INCOME TAXES

     Components of the provision for income taxes consisted of the following:

                                         THREE MONTHS        SIX MONTHS ENDED
                                         ENDED JUNE 30,           JUNE 30,
                                      --------------------  --------------------
                                         1998      1997       1998       1997
                                      ---------  ---------  ---------  ---------

Benefit in lieu of (provision for)
  federal income taxes:
    Current                           $     -    $    -     $     -    $(1,000)
    Deferred                            113,000       -       227,000      -
State income tax benefit:
    Deferred                             33,000       -        66,000      -
Valuation allowance                    (146,000)      -      (293,000)     -
                                      ---------  ---------  ---------  ---------

                                      $     -    $    -     $     -    $(1,000)
                                      =========  =========  =========  =========

     PRT Funding's operations are included in the consolidated federal income tax return of GBCC. Pursuant to agreements between PCC and GBCC, PRT Funding's provision for federal income taxes is calculated as if a separate federal return were filed. PRT Funding paid $5,000 under the tax allocation agreements during the six month period ended June 30, 1998; no such payments were made during the six month period ended June 30, 1997. At June 30, 1998, no liabilities were outstanding under the tax allocation agreements. At December 31, 1997, $5,000 is included in due to affiliates on the accompanying balance sheet representing taxes currently payable under the agreements.

     On July 27, 1998, GBHC filed an action with the Bankruptcy Court seeking, among other things, to enjoin GBCC from using the tax net operating loss carryforwards of GBHC. If an automatic stay or preliminary injunction is granted by the Bankruptcy Court, GBCC and its subsidiaries could effectively be precluded from filing a consolidated federal income tax return for 1997 and subsequent years; however, the effect, if any, on PRT Funding's federal income tax obligations would not be material.

     Deferred income taxes result from differences in the timing of income between tax and financial reporting from the use of valuation allowances on certain receivables. At June 30, 1998 and December 31, 1997, the valuation provision on affiliate receivables results in a deferred tax asset of $13,867,000 and $13,574,000, respectively.

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the limited operations of PRT Funding and questions regarding its ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at June 30, 1998 and December 31, 1997.

(4)  NOTES RECEIVABLE

     GBHC issued a promissory note in the amount of $10,000,000 to PRT Funding on February 17, 1994 in exchange for $10,000,000 of the proceeds PRT Funding received with respect to the Junior Subordinated Notes. The promissory note accrues interest at the rate of 14 5/8% per annum payable semiannually commencing on August 17, 1994 with the principal due on February 17, 2005. As a result of PRT Funding's evaluation of its net realizable value, the note, together with accrued interest totaling $3,469,000 and $2,738,000, has been reserved on the accompanying balance sheets at June 30, 1998 and December 31, 1997, respectively. Interest income on the accompanying statements of operations is shown net of valuation reserves of $366,000 and $731,000, respectively, for the three and six month periods ended June 30, 1998.

(5)  LITIGATION

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expired on August 10, 1998. On August 10, 1998, the Bankruptcy Court granted an additional 90-day extension of the exclusivity period.

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                      JUNE 30,    DECEMBER 31,
                                                        1998          1997
                                                     -----------  -------------

Current Assets:
 Cash and cash equivalents                           $6,163,000     $2,231,000
 Due from affiliates, net of valuation allowances       352,000        174,000
 Refundable deposits and other
  current assets                                        149,000        194,000
                                                     ----------     ----------

  Total current assets                                6,664,000      2,599,000
                                                     ----------     ----------

Investment in Limited Partnership                     1,799,000      2,256,000
                                                     ----------     ----------

Property and Equipment:
 Operating equipment                                      3,000          3,000
 Less - accumulated depreciation and
  amortization                                           (3,000)        (3,000)
                                                     ----------     ----------

  Net property and equipment                                -              -
                                                     ----------     ----------

Other Assets:
 Due from affiliates, net of valuation allowances       145,000      1,395,000
 Other assets                                             9,000          8,000
                                                     ----------     ----------

   Total other assets                                   154,000      1,403,000
                                                     ----------     ----------

                                                     $8,617,000     $6,258,000
                                                     ==========     ==========




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S DEFICIT
                                  (UNAUDITED)


                                                     JUNE 30,      DECEMBER 31,
                                                       1998            1997
                                                  -------------   -------------

Current Liabilities:
 Current maturities of long-term debt             $  85,000,000   $  85,000,000
 Accounts payable                                       323,000             -
 Accrued liabilities -
   Interest                                          13,300,000       7,263,000
   Other                                                 11,000          10,000
 Due to affiliates                                      433,000         417,000
                                                  -------------   -------------

   Total current liabilities                         99,067,000      92,690,000
                                                  -------------   -------------

Investment in and Advances to GB Holdings, Inc.      36,864,000      40,142,000
                                                  -------------   -------------

Long-Term Debt                                       15,000,000      15,000,000
                                                  -------------   -------------

Commitments and Contingencies

Shareholder's Deficit:
 Common stock $1.00 par value per share,
   1,000 shares authorized and outstanding                1,000           1,000
 Accumulated deficit                               (142,315,000)   (141,575,000)
                                                  -------------   -------------

   Total shareholder's deficit                     (142,314,000)   (141,574,000)
                                                  -------------   -------------

                                                  $   8,617,000   $   6,258,000
                                                  =============   =============




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)


                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                   --------------------------
                                                       1998          1997
                                                   ------------  ------------

Revenues:
 Casino                                            $         -   $61,823,000
 Rooms                                                       -     2,455,000
 Food and beverage                                           -     8,457,000
 Other                                               1,044,000     1,247,000
                                                   -----------   -----------

                                                     1,044,000    73,982,000
 Less - promotional allowances                             -      (6,201,000)
                                                   -----------   -----------

  Net revenues                                       1,044,000    67,781,000
                                                   -----------   -----------

Expenses:
 Casino                                                    -      51,396,000
 Rooms                                                     -         671,000
 Food and beverage                                         -       2,881,000
 Other                                                     -         616,000
 General and administrative                            319,000     3,506,000
 Depreciation and amortization                             -       3,749,000
                                                   -----------   -----------

  Total expenses                                       319,000    62,819,000
                                                   -----------   -----------

Income from operations                                 725,000     4,962,000
                                                   -----------   -----------

Non-operating income (expenses):
 Interest income                                        76,000       472,000
 Interest expense                                   (3,018,000)   (8,297,000)
 Gain on disposal of assets                                -          17,000
 Equity in earnings of Limited Partnership             712,000       781,000
 Equity in earnings of GB Holdings, Inc.               619,000           -
 Restructuring costs                                  (984,000)          -
                                                   -----------   -----------

  Total non-operating expense, net                  (2,595,000)   (7,027,000)
                                                   -----------   -----------


Loss before income taxes and extraordinary item     (1,870,000)   (2,065,000)
 Income tax provision                                   (3,000)     (142,000)
                                                   -----------   -----------

Loss before extraordinary item                      (1,873,000)   (2,207,000)
 Gain on early extinguishment of debt                      -         310,000
                                                   -----------   -----------

Net loss                                           $(1,873,000)  $(1,897,000)
                                                   ===========   ===========



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)


                 CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
                                  (UNAUDITED)

                                                                 SIX MONTH ENDED
                                                                     JUNE 30,
                                                            ---------------------------
                                                                1998          1997
                                                            ------------  -------------
Revenues:
 Casino                                                     $       -     $120,153,000
 Rooms                                                              -        4,692,000
 Food and beverage                                                  -       16,377,000
 Other                                                        2,510,000      2,512,000
                                                            -----------   ------------

                                                              2,510,000    143,734,000
 Less - promotional allowances                                      -      (12,456,000)
                                                            -----------   ------------

  Net revenues                                                2,510,000    131,278,000
                                                            -----------   ------------

Expenses:
 Casino                                                             -      100,405,000
 Rooms                                                              -        1,267,000
 Food and beverage                                                  -        5,220,000
 Other                                                              -        1,145,000
 General and administrative                                     800,000      7,177,000
 Depreciation and amortization                                      -        7,712,000
                                                            -----------   ------------

  Total expenses                                                800,000    122,926,000
                                                            -----------   ------------

Income from operations                                        1,710,000      8,352,000
                                                            -----------   ------------

Non-operating income (expenses):
 Interest income                                                140,000        874,000
 Interest expense                                            (6,037,000)   (16,622,000)
 Gain on disposal of assets                                         -           24,000
 Equity in earnings of Limited Partnership                    2,632,000      2,778,000
 Equity in earnings of GB Holdings, Inc.                      3,254,000            -
 Restructuring costs                                         (1,044,000)           -
                                                            -----------   ------------

  Total non-operating expense, net                           (1,055,000)   (12,946,000)
                                                            -----------   ------------


Income (loss) before income taxes and extraordinary item        655,000     (4,594,000)
 Income tax provision                                        (1,395,000)      (142,000)
                                                            -----------   ------------

Loss before extraordinary item                                 (740,000)    (4,736,000)
 Gain on early extinguishment of debt                               -          310,000
                                                            -----------   ------------

Net loss                                                    $  (740,000)  $ (4,426,000)
                                                            ===========   ============


    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)
                                  (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                --------------------------
                                                                    1998          1997
                                                                ------------  ------------

OPERATING ACTIVITIES:
 Net loss                                                       $  (740,000)  $(4,426,000)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Extraordinary item                                                    -        (310,000)
  Depreciation and amortization                                         -       7,712,000
  Gain on disposal of assets                                            -         (24,000)
  Provision for doubtful accounts                                   141,000     1,559,000
  Equity in earnings of Limited Partnership                      (2,632,000)   (2,778,000)
  Distributions received from Limited Partnership                 3,089,000     3,744,000
  Equity in earnings of GB Holdings, Inc.                        (3,254,000)          -
  Increase in accounts receivable                                       -        (552,000)
  Increase in accounts payable and other accrued liabilities      6,361,000       208,000
  Net change in other current assets and liabilities               (258,000)   (1,307,000)
  Net change in other noncurrent assets and liabilities           1,225,000      (480,000)
                                                                -----------   -----------

    Net cash provided by operating activities                     3,932,000     3,346,000
                                                                -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                    -      (1,279,000)
 Obligatory investments                                                 -      (1,333,000)
 Proceeds from disposal of assets                                       -          24,000
 Short-term investment                                                  -       2,000,000
                                                                -----------   -----------

  Net cash used in investing activities                                 -        (588,000)
                                                                -----------   -----------

FINANCING ACTIVITIES:
 Repayments on short-term credit facilities                             -      (2,000,000)
 Repayments of long-term debt                                           -      (2,131,000)
 Borrowings from affiliates                                             -       1,500,000
                                                                -----------   -----------

  Net cash used in financing activities                                 -      (2,631,000)
                                                                -----------   -----------

  Net increase in cash and cash equivalents                       3,932,000       127,000
      Cash and cash equivalents at beginning of period            2,231,000    18,650,000
                                                                -----------   -----------

      Cash and cash equivalents at end of period                $ 6,163,000   $18,777,000
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     Pratt Casino Corporation ("PCC") is a Delaware corporation and a wholly owned subsidiary of PPI Corporation, a New Jersey corporation which is wholly owned by Greate Bay Casino Corporation ("GBCC"). PCC also owns all of the common stock of GB Holdings, Inc. ("Holdings"), the parent of Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). Prior to July 7, 1998, the Sands was managed by New Jersey Management, Inc. ("NJMI"), also a wholly owned subsidiary of PCC. PCC also earns management and consulting fees with respect to gaming facilities owned by Hollywood Casino Corporation ("HCC") which, prior to December 31, 1996, owned approximately 80% of the outstanding common stock of GBCC.

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

     On January 5, 1998, Holdings, GBHC and GB Property Funding filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expired on August 10, 1998. On August 10, 1998, the Bankruptcy Court granted an additional 90-day extension of the exclusivity period.

     The accompanying consolidated financial statements include the operating activities and cash flows of PCC and all of its wholly owned subsidiaries. As a result of the Chapter 11 filings discussed above, PCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and PCC does not expect to be in control of such subsidiaries after reorganization. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets and, effective for periods subsequent to December 31, 1997, the operations of Holdings and its subsidiaries are accounted for under the equity method of accounting (see Note 7). PCC's negative investment in Holdings and its subsidiaries on the accompanying consolidated balance sheets reflects PCC's investment under the equity method of
accounting.   All significant intercompany balances and transactions have been eliminated.

     The accompanying financial statements have been prepared assuming that PRT Funding will continue as a going concern. As discussed above, certain affiliates of PRT Funding filed for Chapter 11 bankruptcy protection on January 5, 1998. PRT Funding is also dependent on these affiliates to provide cash to repay its debt obligations. The affiliate filings under Chapter 11 have created a default under the indenture for PRT Funding's debt obligations; accordingly, the outstanding principal amount of the PRT Funding Notes

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


has accelerated and is currently due and payable. As a result of the Chapter 11 filings, GBHC filed a motion seeking to reject the Sands' management contract with NJMI. Although a substitute agreement was entered into by NJMI and GBHC, the fees paid to NJMI have been significantly reduced (see Note 5). PCC, as guarantor of the PRT Funding Notes, does not have sufficient assets to satisfy the outstanding amounts applicable to the PRT Funding Notes and is currently involved in negotiations to restructure the notes with three bondholders who control approximately 98% of the $85,000,000 note issue. PRT Funding has deferred payment of interest due April 15, 1998 pending the outcome of such negotiations. No assurance can be given that PRT Funding will be able to restructure its obligations. The default under the indenture for PRT Funding's debt obligations raises substantial doubt about PRT Funding's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

     The consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 and 1997 have been prepared by PCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PCC as of June 30, 1998 and the results of its operations for the three and six month periods ended June 30, 1998 and 1997 and its cash flows for the six month periods ended June 30, 1998 and 1997.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

(2)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Substantially all of PCC's assets are pledged in connection with its long-term indebtedness. Additionally, certain of the indentures to PCC's indebtedness contain cross-default provisions. On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expired on August 10, 1998. On August 10, 1998, the Bankruptcy Court granted an additional 90-day extension of the exclusivity period. The filings of such petitions constitute a default under the indenture for the PRT Funding Notes. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated, is currently due and payable and is classified as current on the accompanying consolidated balance sheets.

                                                     JUNE 30,     DECEMBER 31,
                                                       1998           1997
                                                   -------------  -------------

11 5/8% senior notes, due 2004 (a)                 $ 85,000,000   $ 85,000,000
14 5/8% junior subordinated notes, due 2005 (b)      15,000,000     15,000,000
                                                   ------------   ------------

  Total indebtedness                                100,000,000    100,000,000
 Less - current maturities                          (85,000,000)   (85,000,000)
                                                   ------------   ------------

  Total long-term debt                             $ 15,000,000   $ 15,000,000
                                                   ============   ============

-----------------------------

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

     No interest was paid during the six month period ended June 30, 1998. Interest paid amounted to $15,128,000 for the six month period ended June 30, 1997.

(4)  INCOME TAXES

     Components of the income tax provision consisted of the following:

                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                               JUNE 30,                   JUNE 30,
                                      -------------------------   -------------------------
                                          1998         1997          1998          1997
                                      -----------   -----------   -----------   -----------

Benefit in lieu of (provision) for
 federal income taxes:
  Current                             $ 1,009,000   $   613,000   $   822,000   $ 1,310,000
  Deferred                                (27,000)      (81,000)      (12,000)      (14,000)
State income tax benefit
  (provision):
  Current                                  76,000        50,000       482,000       249,000
  Deferred                                 (9,000)      (23,000)       (4,000)       (4,000)
Valuation allowance                    (1,052,000)     (701,000)   (2,683,000)   (1,683,000)
                                      -----------   -----------   -----------   -----------

                                      $    (3,000)  $  (142,000)  $(1,395,000)  $  (142,000)
                                      ===========   ===========   ===========   ===========

     PCC is included in the consolidated federal income tax return of GBCC. Pursuant to tax allocation agreements, PCC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. PCC made federal tax payments under the tax allocation agreements totalling $5,000 during the six month period ended June 30, 1998; no such payments were made during the six month period ended June 30, 1997. No state tax payments were made during either of the six month periods ended June 30, 1998 or 1997.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     As described in Note 8, GBHC has filed an action to enjoin GBHC from using the tax net operating loss carryforwards ("NOL's") of GBHC. If an automatic stay or preliminary injunction is granted by the Bankruptcy Court, GBCC and its subsidiaries could effectively be precluded from filing a consolidated federal income tax return for 1997 and subsequent years. Accordingly, PCC and certain of its subsidiaries may owe federal income taxes for such periods.

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

     The components of the net deferred tax asset as of June 30, 1998 and December 31, 1997 were as follows:

                                                   JUNE 30,    DECEMBER 31,
                                                     1998          1997
                                                 ------------  ------------
Deferred tax assets:
 Net operating loss carryforward                 $ 2,887,000   $   188,000
 Valuation allowance on affiliate receivables         56,000           -
 Deferred financing costs                            827,000       899,000
 Other liabilities and accruals                        3,000         3,000
                                                 -----------   -----------

Total deferred tax assets                          3,773,000     1,090,000

Valuation allowance                               (3,773,000)   (1,090,000)
                                                 -----------   -----------

                                                 $       -     $       -
                                                 ===========   ===========

     At June 30, 1998, PCC and its subsidiaries have NOL's totaling approximately $8 million, none of which expire before the year 2013 for federal tax purposes and which begin to expire in 1998 for state tax purposes.
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1998 to date, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at June 30, 1998.

     PCC's ultimate parent, GBCC, has been informed by its former parent, HCC, that its NOL's may need to be adjusted due to possible revision of the tax treatment of HCC's 1996 spin-off of the stock of GBCC. PCC had approximately $672,000 of unused NOL's for federal income tax reporting purposes at December 31, 1996 which may be affected if a revision is necessary. PCC's subsidiaries have insignificant NOL's for federal income tax reporting purposes.

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

     Receivables from and payables to affiliates in connection with the aforementioned tax allocation agreements are as follows:

                                      JUNE 30,    DECEMBER 31,
                                        1998         1997
                                    ------------  ------------

Due from affiliates - noncurrent    $      -      $  1,394,000
Due to affiliate - current                 -            (5,000)

(5)  TRANSACTIONS WITH RELATED PARTIES

     Prior to May 1, 1998, New Jersey Management, Inc. ("NJMI"), a wholly owned subsidiary of PCC, was responsible for the operations of the Sands under a management agreement with GBHC. Under such agreement, NJMI was entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the existing management agreement with NJMI. A substitute agreement (the "Interim Agreement") was entered into on June 27, 1998 and was approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, effective as of May 1, 1998 and terminating on September 28, 1998 unless extended by mutual agreement, NJMI continues to provide certain agreed upon services to GBHC at a monthly fee of $165,000 of which $122,000 will be paid on a monthly basis in arrears and the remaining $43,000 will be deferred and paid upon confirmation of GBHC's plan of reorganization by the Bankruptcy Court.

     Fees earned under the management agreement and Interim Agreement amounted to $744,000 and $1,910,000, respectively, during the three and six month periods ended June 30, 1998. Management fees

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


receivable from the Sands at June 30, 1998 and December 31, 1997 amounted to $497,000 and $34,000, respectively. Of the amount receivable at June 30, 1998, $145,000 is included in noncurrent due from affiliates on the accompanying consolidated balance sheet and is subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court.

     GBHC licenses the trade name "Sands" from GBCC, which licenses the name from an unaffiliated third party. Amounts payable by the Sands under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $73,000 and $140,000, respectively, for the three and six month periods ended June 30, 1997.

     HWCC - Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, owns and operates a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino") which commenced operations in August 1994. Pursuant to a ten-year consulting agreement with HCT, PCC receives monthly consulting fees of $100,000. Such fees amounted $300,000 for each of the three month periods ended June 30, 1998 and 1997 and $600,000 for each of the six month periods ended June 30, 1998 and 1997.

     Interest expense incurred with respect to the Junior Subordinated Notes (Note 3) amounted to $549,000 during each of the three month periods ended June 30, 1998 and 1997 and $1,097,000 during each of the six month periods ended June 30, 1998 and 1997. Interest due to GBCC on the Junior Subordinated Notes of $6,301,000 and $5,204,000, respectively, is included in interest payable on the accompanying consolidated balance sheets at June 30, 1998 and December 31, 1997.

     GBHC issued a promissory note in the amount of $10,000,000 on February 17, 1994 to PRT Funding. Such note accrues interest at the rate of 14 5/8% per annum and is payable semiannually commencing on August 17, 1994. The principal amount of the note is due on February 17, 2005. During the first quarter of 1997, GBHC also borrowed $5,000,000 from PCC for working capital purposes. Such borrowing accrues interest at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. As a result of (i) GBHC no longer being included as a consolidated subsidiary and (ii) GBHC's filing under Chapter 11 making prospects for ultimate collection doubtful, the notes, together with accrued interest receivable aggregating $3,482,000 and $3,458,000, respectively, have been reflected as an adjustment to PCC's negative investment in Holdings on the accompanying consolidated balance sheets at June 30, 1998 and December 31, 1997. Interest income on the notes has not been recognized for periods subsequent to GBHC's filing under Chapter 11 on January 5, 1998.

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

                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                  JUNE 30,                JUNE 30,
                           ----------------------  -----------------------
                              1998        1997        1998         1997
                           ----------  ----------  ----------  ------------

Billings to affiliates     $       -   $ 278,000   $       -   $   609,000
Charges from affiliates     (237,000)   (715,000)   (502,000)   (1,297,000)

(6)  INVESTMENT IN LIMITED PARTNERSHIP

     During February 1994, PCC acquired a limited partnership interest in Pratt Management, L.P. ("PML"), a limited partnership which, since February 17, 1994, has managed a riverboat gaming and entertainment complex owned by HCC and located in Aurora, Illinois (the "Aurora Casino"). PML earned management fees amounting to $1,279,000 and $1,445,000, respectively, during the three month periods ended June 30, 1998 and 1997 and $3,825,000 and $4,172,000, respectively, during the six month periods ended June 30, 1998 and 1997. PML also incurred operating and other expenses amounting to $309,000 and $407,000, respectively, during the three month periods ended June 30, 1998 and 1997 and $666,000 and $867,000, respectively, during the six month periods ended June 30, 1998 and 1997. In accordance with certain terms of the Partnership Agreement, PCC, as limited partner, receives 1% of the first $84,000 of net income earned by the partnership each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner.

(7)  EQUITY IN EARNINGS OF GB HOLDINGS, INC.

     As discussed in Note 1, the operations of Holdings and its subsidiaries are accounted for under the equity method of accounting for periods subsequent to December 31, 1997. Due to the significance of

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


Holdings' operations, summarized consolidated results of operations of Holdings and its subsidiaries are set forth below:

                                      THREE MONTHS ENDED  SIX MONTHS ENDED
                                         JUNE 30, 1998     JUNE 30, 1998
                                      ------------------  ----------------


Net revenues                              $58,453,000       $114,066,000
                                          -----------       ------------

Departmental expenses                      50,214,000         95,499,000
General and administrative  expenses        3,134,000          7,115,000
Depreciation and amortization               2,926,000          5,825,000
                                          -----------       ------------

   Total operating expenses                56,274,000        108,439,000
                                          -----------       ------------

Income from operations                      2,179,000          5,627,000
                                          -----------       ------------

Interest, net                                 170,000            430,000
Gain on disposal of assets                        -               28,000
                                          -----------       ------------

   Total non-operating income                 170,000            458,000
                                          -----------       ------------

Income before taxes and other item          2,349,000          6,085,000
Income tax provision                              -                  -
                                          -----------       ------------

Income before other items                   2,349,000          6,085,000
Reorganization and other related costs     (1,730,000)        (2,831,000)
                                          -----------       ------------

Net income                                $   619,000       $  3,254,000
                                          ===========       ============

(8)  LITIGATION

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expired on August 10, 1998.
On August 10, 1998, the Bankruptcy Court granted an additional 90-day extension of the exclusivity period.

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

     On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the management agreement with NJMI (see Note 5). The Interim Agreement was entered into and approved by the Bankruptcy Court on July 7, 1998. The motion to reject the management agreement is scheduled for hearing on September 28, 1998.

     On July 27, 1998, GBHC filed an action in the Bankruptcy Court against GBCC seeking, among other things, to enjoin GBCC from using the tax NOL's of GBHC (see Note 4). The Bankruptcy Court has reserved August 24, 1998 to consider an interim request for relief with respect to the NOL's unless sooner resolved by the parties.

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

(9)  RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 1998 consolidated financial presentation.

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

     As a consequence of the Chapter 11 filing by Holdings, GB Property Funding and GBHC, PRT Funding is in default on the $85 million principal amount of PRT Funding Notes which, together with accrued interest, accelerated and became immediately due and payable. The bankruptcy filing of GBHC also permitted it to reject the Sands Management Agreement, an important source of funds for debt service on the PRT Funding Notes. Management of GBHC requested modification to the fee arrangement under the Sands management agreement and has reserved its right to reject the agreement. A modified agreement was entered into effective May 1, 1998 and expiring on September 28, 1998 unless extended by mutual agreement which reduces the monthly fee to $165,000 compared to an average monthly fee of $532,000 during the same period in 1997. PCC does not have the financial resources or the capacity to borrow sufficient cash to satisfy the $85 million principal amount of the PRT Funding Notes which have accelerated. Consequently, PCC, as guarantor of the PRT Funding Notes, is currently involved in negotiations to restructure the notes with three bondholders who control approximately 98% of the $85 million note issue. PRT Funding has deferred payment of interest due April 15, 1998 pending the outcome of such negotiations. There can be no assurance at this time that such negotiations will result in restructuring of its obligations. Accordingly, there is substantial doubt about the ability of PCC to continue as a going concern.

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

     As a result of the filings, the Sands has sufficient cash flow to continue normal operations while it seeks to develop a plan of reorganization for submission to its creditors and the Bankruptcy Court. On May 11, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expired on August 10, 1998. On August 10, 1998, the Bankruptcy Court granted an additional 90-day extension of the exclusivity period. Capital expenditures, other than normal recurring capital expenditures in the ordinary course of business, will require prior approval of the Bankruptcy Court. The Bankruptcy Court has approved a $13.6 million, two-year capital expenditure program including $7.1 million for rooms renovations and $6.5 million for the replacement of slot machines. There can be no assurance at this time that GBHC's plan of reorganization, when submitted, will be accepted by its creditors or the Bankruptcy Court. In any event, it is not anticipated that PCC will retain a substantial equity position in Holdings as a result of a reorganization and, accordingly, it is not anticipated that the Holdings group will contribute significantly to the future cash flows of PCC.

RESULTS OF OPERATIONS

     GENERAL

     On January 5, 1998, Holdings, GB Property Funding, and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of these filings, PCC's control over the filing subsidiaries is subject to the supervision of the Bankruptcy Court and PCC does not expect to be in control of such subsidiaries after reorganization. Accordingly, the accompanying consolidated statements of operations for the three and six month periods ended June 30, 1998 reflect the operations of the filing subsidiaries under the equity method of accounting. For the three and six month periods ended June 30, 1997, however, the accompanying consolidated statements of operations includes the operations of Holdings and its subsidiaries on a consolidated basis.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth PCC's proforma results of operations for the three and six month periods ended June 30, 1997, exclusive of Holdings and its subsidiaries (the "PCC Group"), on a basis comparable to the 1998 presentation.

                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                               JUNE 30,                    JUNE 30,
                                    ----------------------------  ----------------------------
                                         1998      PROFORMA 1997      1998       PROFORMA 1997
                                    -------------  -------------  -------------  -------------

Revenues                            $   1,044,000  $   1,797,000  $   2,510,000  $   3,402,000
                                    -------------  -------------  -------------  -------------
Expenses:
 General and administrative               319,000        350,000        800,000        666,000
 Amortization                                 -           90,000            -          179,000
                                    -------------  -------------  -------------  -------------

  Total expenses                          319,000        440,000        800,000        845,000
                                    -------------  -------------  -------------  -------------

Income from operations                    725,000      1,357,000      1,710,000      2,557,000
                                    -------------  -------------  -------------  -------------

Non-operating income (expenses):
 Interest income                           76,000        568,000        140,000      1,122,000
 Interest expense                      (3,018,000)    (3,020,000)    (6,037,000)    (6,039,000)
 Equity in earnings of
  Limited Partnership                     712,000        781,000      2,632,000      2,778,000
 Equity in earnings (losses) of
  GB Holdings, Inc.                       619,000     (1,441,000)     3,254,000     (4,702,000)
 Restructuring costs                     (984,000)           -       (1,044,000)           -
                                    -------------  -------------  -------------  -------------

Total non-operating expense, net       (2,595,000)    (3,112,000)    (1,055,000)    (6,841,000)
                                    -------------  -------------  -------------  -------------

(Loss) income before income
 taxes                                 (1,870,000)    (1,755,000)       655,000     (4,284,000)
Income tax provision                       (3,000)      (142,000)    (1,395,000)      (142,000)
                                    -------------  -------------  -------------  -------------

Net loss                            $  (1,873,000) $  (1,897,000) $    (740,000) $  (4,426,000)
                                    =============  =============  =============  =============

     REVENUES

     Revenues of the PCC Group declined $753,000 (41.9%) and $892,000 (26.2%), respectively, during the three and six month periods ended June 30, 1998 compared to the same periods of 1997. The decreases are due to declines in management fees earned under the NJMI management contract with the Sands. As discussed in Note 5 to the consolidated financial statements, a substitute agreement became effective May 1, 1998. Management fees earned by NJMI under the original management agreement were primarily dependent on the level of revenues and gross operating profits at the Sands. The revised fee arrangement

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


consists of a fixed fee of $165,000 per month. Accordingly, the second quarter 1998 decrease in the PCC Group's revenues is primarily attributable to the reduced management fee. The remaining decreases for the three and six month periods are due to declines in revenues and gross operating profits at the Sands, which resulted in reduced management fees under the original agreement.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the PCC Group decreased $31,000 (8.9%) and increased $134,000 (20.1%), respectively, during the three and six month periods ended June 30, 1998 compared to the 1997 periods. The three month period decrease is not significant from a monetary standpoint. The six month increase reflects the provision of a reserve for collectability with respect to certain receivables from GBHC.

     AMORTIZATION

     As a result of the cross default under the indenture for the PRT Funding Notes, all deferred financing costs were written off at December 31, 1997, eliminating the PCC Group's amortization expense associated with such costs.

     INTEREST

     Interest income for the PCC Group decreased $492,000 (86.6%) and $982,000 (87.5%), respectively, during the three and six month periods ended June 30, 1998 compared with the same periods of 1997. All interest income earned by the PCC Group on loans and advances to Holdings and its subsidiaries for periods subsequent to the January 5, 1998 bankruptcy filings is being reserved. Interest expense did not change significantly during the three or six month periods ended June 30, 1998 compared to the same periods of the prior year.

     EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

     Effective February 17, 1994, PCC acquired the limited partnership interest in PML, a limited partnership which earns management fees from the operation of the Aurora Casino. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. PCC's equity in the earnings of PML decreased slightly to $712,000 and $2.6 million during the three and six month periods ended June 30, 1998 compared to $781,000 and $2.8 million, respectively, earned in the same periods of 1997. Such decreases reflect reduced management fees earned by PML due to a significant increase in gaming taxes imposed on the Aurora Casino's operations. Management fees are based, in part, on the operating results of the Aurora Casino.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     EQUITY IN EARNINGS OF GB HOLDINGS, INC.

     Holdings' consolidated net income for the three and six month periods ended June 30, 1998 amounted to $619,000 and $3.3 million, respectively, compared to net losses of $1.4 million and $4.7 million, respectively, for the same periods of 1997. The significant improvement in Holdings' net income over the prior periods is primarily due to declines in interest expense which have more than offset reductions in income from operations and costs associated with the reorganization under Chapter 11.

     The Sands experienced decreases in operating income of $1.4 million (39.6%) and $168,000 (2.9%), respectively, during the 1998 periods compared to the 1997 periods. Such decreases reflect declines in net revenues of $9 million (13.4%) and $16.6 million (12.7%), respectively, for the three and six month periods partially offset by corresponding reductions in operating expenses of $7.6 million (11.9%) and $16.4 million (13.2%). The revenue decreases are a direct result of significant declines in total gross wagering at the Sands due to increased competition in the Atlantic City market, the reduction of promotional marketing activities in an effort to control costs and the negative publicity resulting from GBHC's filing under Chapter 11. The declines in operating expenses are attributable to decreased patron volume as well as to management's efforts to eliminate certain marginally effective marketing programs and create operating efficiencies. Reorganization and other related costs attributable to the Chapter 11 filing amounted to $1.7 million and $2.8 million, respectively, during the three and six month periods ended June 30, 1998.

     Holdings' interest expense decreased by $5.8 million and $11.4 million, respectively, during the 1998 three and six month periods compared to the corresponding 1997 periods. As a result of the filing, the accrual of interest expense on Holdings' debt obligations has been suspended. Had the contractual interest expense ($5.8 million and $11.6 million, respectively) been accrued, Holdings' net losses for the three and six month periods ended June 30, 1998 would have amounted to $5.2 million and $8.1 million, respectively.

     RESTRUCTURING COSTS

     The three and six month period increases result from $984,000 and $1 million, respectively, in professional fees and other corporate overhead costs associated with the default of the PRT Funding Notes and efforts to restructure the obligations. Management believes that such reorganization costs will continue in the near term pending the outcome of restructuring discussions.

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     As described in Note 8 in the accompanying Notes to Consolidated Financial Statements, GBHC has filed an action to enjoin GBHC from using the tax net operating loss carryforwards ("NOL's") of GBHC. If an automatic stay or preliminary injunction is granted by the Bankruptcy Court, GBCC and its subsidiaries could effectively be precluded from filing a consolidated federal income tax return for 1997 and subsequent years. Accordingly, PCC and certain of its subsidiaries may owe federal income taxes for such periods.

     As of June 30, 1998, PCC and its subsidiaries have NOL's totaling approximately $8 million, none of which expire before the year 2013 for federal tax purposes and which begin to expire in 1998 for state tax purposes.
Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1998 to date, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at June 30, 1998.

     PCC's ultimate parent, GBCC, has been informed by its former parent, HCC, that its NOL's may need to be adjusted due to possible revision of the tax treatment of HCC's 1996 spin-off of the stock of GBCC. PCC had approximately $672,000 of unused NOL's for federal income tax reporting purposes at December 31, 1996 which may be affected if a revision is necessary. PCC's subsidiaries have insignificant NOL's for federal income tax reporting purposes.

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

PART II:  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS

    On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On May 11, 1998 the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days and, as such, the exclusivity period expired on August 10, 1998.
On August 10, 1998, the Bankruptcy Court granted an additional 90-day extension of the exclusivity period.

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

    On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject its existing management agreement with NJMI. A substitute agreement (the "Interim Agreement") was entered into and approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, effective May 1, 1998 and terminating on September 28, 1998 unless extended by mutual agreement, NJMI continues to provide certain agreed upon services to GBHC at a reduced monthly fee. The motion to reject the management agreement is scheduled for hearing September 28, 1998.

    On July 27, 1998, GBHC filed a motion with the Bankruptcy Court against GBCC seeking, among other things, to enjoin GBCC from using the tax net operating loss carryovers ("NOL's") of GBHC. The Bankruptcy Court has reserved August 24, 1998 to consider an interim request for relief with respect to the NOL's unless sooner resolved by the parties.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    As a result of the filings discussed in Item 1. above, $182,500,000 principal amount of 10 7/8% First Mortgage Notes issued by GB Property Funding are in default. Principal payments of $2,500,000 each due on January 15, 1998 and July 15, 1998 were not made. The accrual of interest on the 10 7/8% First Mortgage Notes for periods subsequent to the filings has been suspended; such interest on a contractual basis amounts to $21,667,000 as of August 17, 1998.

    The default on the 10 7/8% First Mortgage Notes also resulted in a default under the indenture for the $85,000,000 11 5/8% Unsecured Senior Notes issued by PRT Funding Corp. and guaranteed by Pratt Casino Corporation. Accordingly, the maturity of the PRT Funding Notes has accelerated. Interest due on such notes amounts to $8,289,000 as of August 17, 1998.

ITEM 6.(a) - EXHIBITS

10.1 Agreement by and among GBHC, Holdings, GB Property Funding and Advanced Casino Systems International, Inc. ("ACSI"), on the one hand, and GBCC, NJMI, PCC, PRT Funding Corp., PPI Corporation, ACSC and HCC, on the other, dated June 27, 1998.

10.2 Software License Agreement by and between ACSC, ACSI, Computer Management Systems International, Inc. and GBHC dated June 27, 1998.

ITEM 6.(b) - REPORTS ON FORM 8-K

    The Registrants did not file any reports on Form 8-K during the quarter ended June 30, 1998.

SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    PRT FUNDING CORP.
                                                 PRATT CASINO CORPORATION
                                           -------------------------------------
                                                        Registrants

Date:   August 17, 1998                By: /s/        John C. Hull
     ---------------------                 -------------------------------------
                                                      John C. Hull
                                           President and Chief Executive Officer