Form 10-Q
period 1998-09-30
PRT FUNDING CORP; PRATT CASINO CORP
filed 1998-11-23
CIK 912897, 912928

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 SEPTEMBER 30, 1998
                                 -----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to  _______________________

Commission file number         33-69768
                      ------------------------------


                               PRT FUNDING CORP.
                           PRATT CASINO CORPORATION
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

              DELAWARE                                  75-2502289
              DELAWARE                                  75-2502292
----------------------------------------   -------------------------------------
   (States or other jurisdictions of                 (I.R.S. Employer
     incorporation or organization)                Identification No.'s)

C/O ADVANCED CASINO SYSTEMS CORPORATION
    200 DECADON DRIVE, SUITE 100
   EGG HARBOR TOWNSHIP, NEW JERSEY                        08234
----------------------------------------   -------------------------------------
(Address of principal executive offices)                (Zip Code)

(Registrants' telephone number, including area code):       (609) 441-0704
                                                     ---------------------------

                               (NOT APPLICABLE)
--------------------------------------------------------------------------------
                (Former name, former address, and former fiscal
                     year, if changed since last report.)

   Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       YES   X        NO
                                                         ------        ------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        REGISTRANT                      CLASS              OUTSTANDING AT NOVEMBER 19, 1998
--------------------------  -----------------------------  --------------------------------
    PRT Funding Corp.       Common Stock, $1.00 par value            1,000 shares
 Pratt Casino Corporation   Common Stock, $1.00 par value            1,000 shares

                               PRT FUNDING CORP.
                            PRATT CASINO CORPORATION

PART 1: FINANCIAL INFORMATION

INTRODUCTORY NOTES TO FINANCIAL STATEMENTS

     The registered securities consist of 11 5/8% Senior Notes (the "PRT Funding Notes") in the principal amount of $85,000,000 due April 15, 2004 issued by PRT Funding Corp. ("PRT Funding"). PRT Funding is wholly owned by Pratt Casino Corporation ("PCC"), a Delaware corporation and an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"), also a Delaware corporation. Prior to December 31, 1996, Hollywood Casino Corporation ("HCC") owned approximately 80% of the common stock of GBCC; such stock was distributed by HCC to its shareholders. GBCC's common stock is listed on the OTC Bulletin Board Service under the trading symbol "GEAAQ"; GBCC is subject to the reporting requirements of the Securities Act of 1934. PRT Funding's obligations are unconditionally guaranteed as to the timely payment of principal, premium, if any, and interest by PCC. PRT Funding and PCC have principal executive offices at 200 Decadon Drive, Suite 100, Egg Harbor Township, New Jersey 08234.

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

     On January 5, 1998, Holdings, GBHC and GB Property Funding Corp. ("GB Property Funding") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On both May 11 and August 10, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days. On November 9, 1998, the Bankruptcy Court granted an additional 60-day extension of the exclusivity period.

     The filings of petitions under Chapter 11 constitute a default under the indenture for the PRT Funding Notes; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. PCC, as guarantor of the PRT Funding Notes, is currently involved in negotiations to restructure the notes with three bondholders who control in excess of 95% of the $85,000,000 note issue. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the notes continue.

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

     As a result of the Chapter 11 filings discussed above, PCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and PCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Furthermore, as a result of a settlement agreement reached by GBCC and Holdings during September 1998, GBCC no longer participates in the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets of PCC. As more fully explained in Note 1 of the Notes to Consolidated Financial Statement of PCC, during the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for by PCC under the equity method of accounting. As a result of PCC no longer controlling the operations of the Sands, the continued expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, PCC's investment in Holdings and its subsidiaries was revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, PCC is accounting for its investment in Holdings under the cost method of accounting.

     The financial statements of PRT Funding and the consolidated financial statements of PCC as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of September 30, 1998, their results of operations for the three and nine month periods ended September 30, 1998 and 1997 and their respective cash flows for the nine month periods ended September 30, 1998 and 1997.

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

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                                BALANCE SHEETS
                                  (UNAUDITED)


                                     ASSETS

                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                              1998                1997
                                                                          -------------        ------------
Current Assets:
   Cash and cash equivalents                                                $     8,000          $    13,000
   Interest receivable from affiliates                                       11,387,000            3,428,000
   Due from affiliate                                                         1,117,000            1,130,000
   Notes receivable from affiliates, net of valuation allowance              63,750,000           63,750,000
                                                                            -----------          -----------

      Total current assets                                                   76,262,000           68,321,000
                                                                            -----------          -----------

Due from affiliates, net of valuation allowance                               5,000,000            5,000,000
                                                                            -----------          -----------

                                                                            $81,262,000          $73,321,000
                                                                            ===========          ===========

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
   Current maturities of long-term debt                                    $ 85,000,000         $ 85,000,000
   Accrued interest payable                                                  16,319,000            7,263,000
   Due to affiliates                                                                  -               18,000
                                                                            -----------          -----------

      Total current liabilities                                             101,319,000           92,281,000
                                                                            -----------          -----------

Notes payable to affiliate                                                   15,000,000           15,000,000
                                                                            -----------          -----------
Shareholder's deficit:
   Common stock, $1.00 par value per
      share, 1,000 shares authorized
      and outstanding                                                             1,000                1,000
   Accumulated deficit                                                      (35,058,000)         (33,961,000)
                                                                            -----------          -----------

      Total shareholder's deficit                                           (35,057,000)         (33,960,000)
                                                                            -----------          -----------

                                                                            $81,262,000          $73,321,000
                                                                            ===========          ===========



          The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                    THREE MONTHS ENDED
                                       SEPTEMBER 30,
                                  -----------------------
                                     1998         1997
                                  -----------  ----------

Revenues:
 Interest income                  $2,653,000   $3,018,000

Expenses:
 Interest expense                  3,019,000    3,018,000
                                  ----------   ----------

Loss before taxes                   (366,000)           -
Income tax provision                       -            -
                                  ----------   ----------

Net loss                          $ (366,000)  $        -
                                  ==========   ==========




          The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                      NINE MONTHS ENDED
                                        SEPTEMBER 30,
                                  -------------------------
                                      1998         1997
                                  ------------  -----------

Revenues:
 Interest income                  $ 7,959,000   $9,059,000

Expenses:
 Interest expense                   9,056,000    9,056,000
                                  -----------   ----------

(Loss) income before taxes         (1,097,000)       3,000
Income tax provision                        -       (1,000)
                                  -----------   ----------

Net (loss) income                 $(1,097,000)  $    2,000
                                  ===========   ==========


           The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
                   (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                     --------------------------
                                                         1998          1997
                                                     ------------  ------------

OPERATING ACTIVITIES:
 Net (loss) income                                   $(1,097,000)  $     2,000
 Adjustments to reconcile net (loss) income
  to net cash used in operating activities:
  Increase in receivable from affiliates              (7,959,000)   (5,244,000)
  Increase in accrued interest payable                 9,056,000     4,116,000
  Net change in other current assets
   and liabilities                                        (5,000)       (1,000)
                                                     -----------   -----------

   Net cash used in operating activities                  (5,000)   (1,127,000)

 Cash and cash equivalents at beginning of period         13,000     1,141,000
                                                     -----------   -----------

 Cash and cash equivalents at end of period          $     8,000   $    14,000
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

     On January 5, 1998, Holdings, GBHC and GB Property Funding Corp. ("GB Property Funding") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On both May 11 and August 10, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days. On November 9, 1998, the Bankruptcy Court granted an additional 60-day extension of the exclusivity period.

     The accompanying financial statements have been prepared assuming that PRT Funding will continue as a going concern. As discussed above, certain affiliates of PRT Funding filed for Chapter 11 bankruptcy protection on January 5, 1998. PRT Funding is also dependent on these affiliates to provide cash to repay its debt obligations. The affiliate filings under Chapter 11 have created a default under the indenture for PRT Funding's debt obligations; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. PCC, as guarantor of the PRT Funding Notes, is currently involved in negotiations to restructure the notes with three bondholders who control in excess of 95% of the $85,000,000 note issue. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the notes continue. No assurance can be given that PRT Funding will be able to restructure its obligations. The default under the indenture for PRT Funding's debt obligations raises substantial doubt about PRT Funding's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

     The financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 have been prepared by PRT Funding without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PRT Funding as of September 30, 1998 and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997.

(2)  LONG-TERM DEBT

     On February 17, 1994, PRT Funding issued $85,000,000 of unsecured senior notes due April 15, 2004 (the "PRT Funding Notes"). Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with debt of other PCC subsidiaries. As a result of the Chapter 11 filings discussed in Note 1, a default under the indenture for the PRT Funding Notes occurred; the notes accelerated by the terms of the indenture and are currently due and payable. Accordingly, the outstanding principal amount of the PRT Funding Notes has been classified as current on the accompanying balance sheets at September 30, 1998 and December 31, 1997. Proceeds of the PRT Funding Notes were loaned to various affiliates of PRT Funding on the same terms. The events of default under the PRT Funding Notes also resulted in the classification of such affiliate loans as currently due on the accompanying balance sheets at September 30, 1998 and December 31, 1997. Based on PRT Funding's evaluation of the realizability of the affiliate loans, these notes are shown net of a valuation allowance in the amount of $21,250,000 on the accompanying balance sheets.

     On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes due in February 2005 (the "Junior Subordinated Notes") and loaned the proceeds to various affiliates on the same terms. Interest on the Junior Subordinated Notes accrues at the rate of 14 5/8% per annum and is payable

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

semiannually commencing August 17, 1994, with payment subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes. Because PCC has not met the financial coverage tests, no interest has been paid during 1998, 1997 or 1996. At September 30, 1998 and December 31, 1997, accrued interest in the amount of $6,849,000 and $5,204,000 was payable to GBCC with respect to the Junior Subordinated Notes and is included in interest payable on the accompanying balance sheets.

     No interest was paid during the nine month period ended September 30, 1998; interest paid amounted to $4,940,000 during the nine month period ended September 30, 1997.

(3)  INCOME TAXES

     Components of the provision for income taxes consisted of the following:

                                                      THREE MONTHS          NINE MONTHS ENDED
                                                  ENDED SEPTEMBER 30,         SEPTEMBER 30,
                                                  --------------------      ------------------
                                                    1998        1997          1998       1997
                                                  --------    --------      --------   --------
Benefit in lieu of (provision for)
  federal income taxes:
     Current                                      $      -    $      -      $      -   $( 1,000)
     Deferred                                      112,000           -       339,000          -
State income tax benefit:
     Deferred                                       33,000           -        99,000          -
Valuation allowance                               (145,000)          -      (438,000)         -
                                                  --------    --------      --------   --------
                                                  $      -    $      -      $      -   $ (1,000)
                                                  ========    ========      ========   ========

     PRT Funding's operations are included in the consolidated federal income tax return of GBCC. Pursuant to agreements between PCC and GBCC, PRT Funding's provision for federal income taxes is calculated as if a separate federal return were filed. PRT Funding paid $5,000 under the tax allocation agreements during the nine month period ended September 30, 1998; no such payments were made during the nine month period ended September 30, 1997. At September 30, 1998, no liabilities were outstanding under the tax allocation agreements. At December 31, 1997, $5,000 is included in due to affiliates on the accompanying balance sheet representing taxes currently payable under the agreements.

     Deferred income taxes result from differences in the timing of income between tax and financial reporting from the use of valuation allowances on certain receivables. At September 30, 1998 and December 31, 1997, the valuation provision on affiliate receivables results in a deferred tax asset of $14,013,000 and $13,574,000, respectively. Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the limited operations of PRT Funding and questions regarding its ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

provided a valuation allowance for the entire deferred tax asset at September 30, 1998 and December 31, 1997.

(4)  NOTES RECEIVABLE

     GBHC issued a promissory note in the amount of $10,000,000 to PRT Funding on February 17, 1994 in exchange for $10,000,000 of the proceeds PRT Funding received with respect to the Junior Subordinated Notes. The promissory note accrues interest at the rate of 14 5/8% per annum payable semiannually commencing on August 17, 1994 with the principal due on February 17, 2005. Interest income on the accompanying statements of operations is shown net of valuation reserves of $366,000 and $1,097,000, respectively, for the three and nine month periods ended September 30, 1998. As a result of the Chapter 11 filings, PRT Funding made an evaluation of the collectability of such notes and established a valuation allowance to fully reserve the $10,000,000 note together with the related interest due from GBHC of $3,835,000 and $2,738,000, respectively, at September 30, 1998 and December 31, 1997. On September 2, 1998, various subsidiaries of GBCC and HCC entered into an agreement (the "Settlement Agreement") with Holdings, GB Property Funding and GBHC. Although PRT Funding was not a direct party to the Settlement Agreement, the Settlement Agreement provides, among other things, that GBHC preserves whatever rights of offset, if any, it might have with respect to the $10,000,000 notes and related interest against certain other obligations owed to GBHC by another GBCC subsidiary.

(5)  LITIGATION

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On both May 11 and August 10, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days. On November 9, 1998, the Bankruptcy Court granted an additional 60-day extension of the exclusivity period.

     As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment. No such proceedings have been initiated and PCC, as guarantor of the PRT Funding Notes, is currently involved in negotiations to restructure the notes with three bondholders who control in excess of 95% of the note issue.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                    ASSETS

                                              SEPTEMBER 30,   DECEMBER 31,
                                                   1998           1997
                                              --------------  -------------

Current Assets:
 Cash and cash equivalents                      $ 7,016,000     $2,231,000
 Due from affiliates, net of valuation
    allowances                                      237,000        174,000
 Refundable deposits and other
  current assets                                    122,000        194,000
                                                -----------     ----------

  Total current assets                            7,375,000      2,599,000
                                                -----------     ----------

Investment in Limited Partnership                 2,953,000      2,256,000
                                                -----------     ----------

Property and Equipment:
 Operating equipment                                  3,000          3,000
 Less - accumulated depreciation and
  amortization                                       (3,000)        (3,000)
                                                -----------     ----------

  Net property and equipment                              -              -
                                                -----------     ----------

Other Assets:
 Due from affiliates, net of valuation
    allowances                                      145,000      1,395,000
 Other assets                                         9,000          8,000
                                                -----------     ----------

   Total other assets                               154,000      1,403,000
                                                -----------     ----------

                                                $10,482,000     $6,258,000
                                                ===========     ==========




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S DEFICIT
                                  (UNAUDITED)


                                                 SEPTEMBER 30,    DECEMBER 31,
                                                      1998            1997
                                                 --------------  --------------

Current Liabilities:
 Current maturities of long-term debt            $  85,000,000   $  85,000,000
 Accounts payable                                      345,000               -
 Accrued liabilities -
   Interest                                         16,319,000       7,263,000
   Other                                                25,000          10,000
 Due to affiliates                                     403,000         417,000
                                                 -------------   -------------

   Total current liabilities                       102,092,000      92,690,000
                                                 -------------   -------------

Investment in and Advances to
  GB Holdings, Inc.                                          -      40,142,000
                                                 -------------   -------------

Long-Term Debt                                      15,000,000      15,000,000
                                                 -------------   -------------

Commitments and Contingencies

Shareholder's Deficit:
 Common stock $1.00 par value per share,
   1,000 shares authorized and outstanding               1,000           1,000
 Accumulated deficit                              (106,611,000)   (141,575,000)
                                                 -------------   -------------

   Total shareholder's deficit                    (106,610,000)   (141,574,000)
                                                 -------------   -------------

                                                 $  10,482,000   $   6,258,000
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                 --------------------------
                                                     1998          1997
                                                 ------------  ------------

Revenues:
 Casino                                          $         -   $63,272,000
 Rooms                                                     -     2,713,000
 Food and beverage                                         -     9,043,000
 Other                                               795,000     1,475,000
                                                 -----------   -----------

                                                     795,000    76,503,000
 Less - promotional allowances                             -    (6,962,000)
                                                 -----------   -----------

  Net revenues                                       795,000    69,541,000
                                                 -----------   -----------

Expenses:
 Casino                                                    -    52,384,000
 Rooms                                                     -       630,000
 Food and beverage                                         -     3,105,000
 Other                                                     -       908,000
 General and administrative                          503,000     3,593,000
 Depreciation and amortization                             -     3,440,000
                                                 -----------   -----------

  Total expenses                                     503,000    64,060,000
                                                 -----------   -----------

Income from operations                               292,000     5,481,000
                                                 -----------   -----------

Non-operating income (expenses):
 Interest income                                      88,000       438,000
 Interest expense                                 (3,019,000)   (8,272,000)
 Gain on disposal of assets                                -        22,000
 Equity in earnings of Limited Partnership         1,866,000     1,974,000
 Gain on elimination of investment in
   GB Holdings, Inc.                              36,864,000             -
 Restructuring costs                                (387,000)            -
                                                 -----------   -----------

  Total non-operating income (expense), net       35,412,000    (5,838,000)
                                                 -----------   -----------

Income (loss) before income taxes                 35,704,000      (357,000)
 Income tax benefit                                        -       134,000
                                                 -----------    ----------


Net income (loss)                                $35,704,000    $ (223,000)
                                                 ===========    ==========



    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1)
                                  (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     ---------------------------
                                                         1998          1997
                                                     ------------  -------------

Revenues:
 Casino                                              $         -   $183,425,000
 Rooms                                                         -      7,405,000
 Food and beverage                                             -     25,420,000
 Other                                                 3,305,000      3,987,000
                                                     -----------   ------------

                                                       3,305,000    220,237,000
 Less - promotional allowances                                 -    (19,418,000)
                                                     -----------   ------------

  Net revenues                                         3,305,000    200,819,000
                                                     -----------   ------------

Expenses:
 Casino                                                        -    152,789,000
 Rooms                                                         -      1,897,000
 Food and beverage                                             -      8,325,000
 Other                                                         -      2,053,000
 General and administrative                            1,303,000     10,770,000
 Depreciation and amortization                                 -     11,152,000
                                                     -----------   ------------

  Total expenses                                       1,303,000    186,986,000
                                                     -----------   ------------

Income from operations                                 2,002,000     13,833,000
                                                     -----------   ------------

Non-operating income (expenses):
 Interest income                                         228,000      1,312,000
 Interest expense                                     (9,056,000)   (24,894,000)
 Gain on disposal of assets                                    -         46,000
 Equity in earnings of Limited Partnership             4,498,000      4,752,000
 Equity in earnings of and gain on
  elimination of investment in GB Holdings, Inc.      40,118,000              -
 Restructuring costs                                  (1,431,000)             -
                                                     -----------   ------------

  Total non-operating income (expense), net           34,357,000    (18,784,000)
                                                     -----------   ------------


Income (loss) before income taxes and
 extraordinary item                                   36,359,000     (4,951,000)
 Income tax provision                                 (1,395,000)        (8,000)
                                                     -----------   ------------

Income (loss) before extraordinary item               34,964,000     (4,959,000)
 Gain on early extinguishment of debt                          -        310,000
                                                     -----------   ------------

Net income (loss)                                    $34,964,000   $ (4,649,000)
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1)
                                  (UNAUDITED)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                     -------------------------
                                                                        1998          1997
                                                                     -----------   -----------
OPERATING ACTIVITIES:
 Net income (loss)                                                   $34,964,000   $(4,649,000)
 Adjustments to reconcile net income (loss) to
  net cash
  provided by operating activities:
  Extraordinary item                                                           -      (310,000)
  Depreciation and amortization                                                -    11,152,000
  Gain on disposal of assets                                                   -       (46,000)
  Provision for doubtful accounts                                        141,000     2,265,000
  Equity in earnings of Limited Partnership                           (4,498,000)   (4,752,000)
  Distributions received from Limited Partnership                      3,801,000     4,525,000
  Equity in earnings of and gain on elimination
   of investment in GB Holdings, Inc.                                (40,118,000)            -
  Increase in accounts receivable                                              -    (1,349,000)
  Increase (decrease) in accounts payable and other accrued
   liabilities                                                         9,416,000    (1,029,000)
  Net change in other current assets and liabilities                    (179,000)   (2,338,000)
  Net change in other noncurrent assets and liabilities                1,258,000      (878,000)
                                                                     -----------   -----------

    Net cash provided by operating activities                          4,785,000     2,591,000
                                                                     -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                                           -    (1,917,000)
 Obligatory investments                                                        -    (2,089,000)
 Proceeds from disposal of assets                                              -        46,000
 Short-term investment                                                         -     2,000,000
                                                                     -----------   -----------

  Net cash used in investing activities                                        -    (1,960,000)
                                                                     -----------   -----------

FINANCING ACTIVITIES:
 Repayments on short-term credit facilities                                    -    (2,000,000)
 Repayments of long-term debt                                                  -    (2,133,000)
 Borrowings from affiliates                                                    -     1,500,000
                                                                     -----------   -----------

  Net cash used in financing activities                                        -    (2,633,000)
                                                                     -----------   -----------

  Net increase (decrease) in cash and cash equivalents                 4,785,000    (2,002,000)
      Cash and cash equivalents at beginning of period                 2,231,000    18,650,000
                                                                     -----------   -----------

      Cash and cash equivalents at end of period                     $ 7,016,000   $16,648,000
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

     On January 5, 1998, Holdings, GBHC and GB Property Funding filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On both May 11 and August 10, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days. On November 9, 1998, the Bankruptcy Court granted an additional 60-day extension of the exclusivity period.

     Except as noted in the following paragraph, the accompanying consolidated financial statements include the operating activities and cash flows of PCC and all of its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     As a result of the Chapter 11 filings discussed above, PCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and PCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Prior to July 7, 1998, NJMI was responsible for the operations of the Sands under a management agreement with GBHC (see Note 5). On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the existing management agreement with NJMI. A substitute agreement (the "Interim Agreement") was entered into on June 27, 1998 and approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, NJMI continued to provide certain agreed upon services to GBHC until September 28, 1998. Furthermore, as the result of a settlement agreement reached by GBCC and Holdings (see Note 8) during September 1998, PCC no longer controls the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets. PCC's negative investment in Holdings

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


and its subsidiaries on the accompanying consolidated balance sheet at December 31, 1997 reflects PCC's investment under the equity method of accounting. During the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for under the equity method of accounting (see Note 7). As a result of PCC no longer controlling the operations of the Sands, the continued expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, PCC's investment in Holdings and its subsidiaries was revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, PCC is accounting for its investment in Holdings under the cost method of accounting. The elimination of the investment in Holdings has resulted in a gain of $36,864,000 which has been combined with equity in the earnings of Holdings on the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 1998.

     The accompanying financial statements have been prepared assuming that PRT Funding will continue as a going concern. As discussed above, certain affiliates of PRT Funding filed for Chapter 11 bankruptcy protection on January 5, 1998. PRT Funding is also dependent on these affiliates to provide cash to repay its debt obligations. The affiliate filings under Chapter 11 have created a default under the indenture for PRT Funding's debt obligations; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. As a result of the Chapter 11 filings, GBHC filed a motion seeking to reject the Sands' management contract with NJMI. The Interim Agreement entered into by NJMI and GBHC significantly reduced the fees paid to NJMI (see Note 5). The motion to reject the management contract was granted by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note 8), GBCC and GBHC may no longer assert claims against each other with respect to the management agreement or the cancellation thereof. PCC, as guarantor of the PRT Funding Notes, does not have sufficient assets to satisfy the outstanding amounts applicable to the PRT Funding Notes and is currently involved in negotiations to restructure the notes with three bondholders who control in excess of 95% of the $85,000,000 note issue. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the notes continue. No assurance can be given that PRT Funding will be able to restructure its obligations. The default under the indenture for PRT Funding's debt obligations raises substantial doubt about PRT Funding's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

     The consolidated financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 and 1997 have been prepared by PCC without audit. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PCC as of September 30, 1998 and the results of its operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997.

(2)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Certain of the indentures to PCC's indebtedness contain cross-default provisions with first mortgage notes issued by GB Property Funding. On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On both May 11 and August 10, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days. On November 9, 1998, the Bankruptcy Court granted an additional 60-day extension of the exclusivity
period.   The filings of such petitions constitute a default under the indenture for the PRT Funding Notes. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated, is currently due and payable and is classified as current on the accompanying consolidated balance sheets.

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        1998           1997
                                                   --------------  -------------

11 5/8% senior notes, due 2004 (a)                  $ 85,000,000   $ 85,000,000
14 5/8% junior subordinated notes, due 2005 (b)       15,000,000     15,000,000
                                                    ------------   ------------

  Total indebtedness                                 100,000,000    100,000,000
 Less - current maturities                           (85,000,000)   (85,000,000)
                                                    ------------   ------------

  Total long-term debt                              $ 15,000,000   $ 15,000,000
                                                    ============   ------------

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

------------------------
(a) On February 17, 1994, PRT Funding issued $85,000,000 of unsecured senior notes due April 15, 2004 (the "PRT Funding Notes"). Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations.

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

     No interest was paid during the nine month period ended September 30, 1998. Interest paid amounted to $25,062,000 for the nine month period ended September 30, 1997.

(4)  INCOME TAXES

     As previously disclosed in PCC's quarterly report on Form 10-Q for the period ended June 30, 1998, the Company and GBCC were advised by HCC, GBCC's former parent, that a revised tax treatment with respect to the distribution of GBCC stock owned by HCC to HCC's shareholders on December 31, 1996 might be necessary. HCC subsequently revised its tax treatment of the distribution which resulted in a reduction of the net operating loss carryforwards ("NOL's") available to PCC for federal income tax purposes. The revised tax treatment had no effect on PCC's assets, liabilities or operating results as reflected in its consolidated financial statements for any period presented as PCC had provided valuation allowances to fully reserve its net deferred tax assets, including NOL's, for all such reporting periods. The effects on deferred taxes and on the valuation allowance resulting from the revised tax treatment have been included herein as adjustments during the three month period ended September 30, 1998.

     In connection with the revised tax treatment, GBCC has commenced litigation against its former independent accountants and tax advisors alleging negligent advice and breach of contract. The Company continues to work with its new outside advisors and consultants to review these tax issues.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     The impact of the revised tax treatment on state income taxes has not yet been determined; however, the effect, if any, on the consolidated financial statements of PCC is not anticipated to be material.

     Components of the income tax provision consisted of the following:

                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                             -------------------------   -------------------------
                                                1998          1997          1998          1997
                                             -----------   -----------   -----------   -----------
Benefit in lieu of (provision) for
 federal income taxes:
 Current                                     $(1,346,000)  $   511,000   $  (524,000)  $ 1,821,000
 Deferred                                      6,191,000      (419,000)    6,179,000      (433,000)
State income tax benefit
 (provision):
 Current                                          55,000      (304,000)      537,000       (55,000)
 Deferred                                      1,801,000      (122,000)    1,797,000      (126,000)
Change in valuation allowance                 (6,701,000)      468,000    (9,384,000)   (1,215,000)
                                             -----------   -----------   -----------   -----------

                                             $         -   $   134,000   $(1,395,000)  $    (8,000)
                                             ===========   ===========   ===========   ===========

     PCC is included in the consolidated federal income tax return of GBCC. Pursuant to tax allocation agreements, PCC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed. PCC made federal tax payments to GBCC under the tax allocation agreements totalling $5,000 during the nine month period ended September 30, 1998; no such payments were made during the nine month period ended September 30, 1997. State tax payments of $1,000 were made during the nine month period ended September 30, 1998; no such payments were made during the nine month period ended September 30, 1997.

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

     At September 30, 1998, PCC and its subsidiaries have net operating loss carryforwards ("NOL's") totaling approximately $7 million for federal income tax purposes, none of which expire before the year 2009. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1998 to date, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at September 30, 1998.

     The components of PCC's net deferred tax asset, exclusive of Holdings and its subsidiaries' net deferred tax asset, as of September 30, 1998 and December 31, 1997 were as follows:

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                      1998           1997
                                                 --------------  ------------
Deferred tax assets:
 Net operating loss carryforward                  $  1,596,000   $   188,000
 Valuation allowance on affiliate receivables        8,086,000             -
 Deferred financing costs                              792,000       899,000
 Other liabilities and accruals                              -         3,000
                                                  ------------   -----------

Total deferred tax assets                           10,474,000     1,090,000

Valuation allowance                                (10,474,000)   (1,090,000)
                                                  ------------   -----------

                                                  $          -   $         -
                                                  ============   ===========

     Receivables from and payables to affiliates in connection with the aforementioned tax allocation agreements are as follows:

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                     1998           1997
                                                  ------------   -----------

Due from affiliates - noncurrent                  $          -   $ 1,394,000
Due to affiliate - current                                   -        (5,000)

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(5)  TRANSACTIONS WITH RELATED PARTIES

     Prior to May 1, 1998, NJMI, was responsible for the operations of the Sands under a management agreement with GBHC. Under such agreement, NJMI was entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the existing management agreement with NJMI. The Interim Agreement was entered into on June 27, 1998 and was approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, effective as of May 1, 1998 and terminating on September 28, 1998, NJMI continued to provide certain agreed upon services to GBHC at a monthly fee of $165,000 of which $122,000 was paid on a monthly basis in arrears and the remaining $43,000 is deferred and will be paid upon confirmation of GBHC's plan of reorganization by the Bankruptcy Court. All management fees terminated upon the granting of GBHC's motion to reject the management contract by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note 8), GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract or the cancellation thereof.

     Fees earned by NJMI under the management agreement and Interim Agreement amounted to $495,000 and $2,405,000, respectively, during the three and nine month periods ended September 30, 1998. Management fees receivable from the Sands at September 30, 1998 and December 31, 1997 amounted to $382,000 and $34,000, respectively. Of the amount receivable at September 30, 1998, $145,000, which was earned prior to GBHC's bankruptcy filing, is included in noncurrent due from affiliates on the accompanying consolidated balance sheet and is subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court.

     GBHC licenses the trade name "Sands" from GBCC, which licenses the name from an unaffiliated third party. Amounts payable by the Sands under this agreement are equal to the amounts paid to the unaffiliated third party. Such charges amounted to $82,000 and $222,000, respectively, for the three and nine month periods ended September 30, 1997.

     HWCC - Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, owns and operates a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino") which commenced operations in August 1994. Pursuant to a ten-year consulting agreement with HCT, PCC receives monthly consulting fees of $100,000. Such fees amounted $300,000 for each of the three month periods ended September 30, 1998 and 1997 and $900,000 for each of the nine month periods ended September 30, 1998 and 1997.

     Interest expense incurred with respect to the Junior Subordinated Notes (Note 3) amounted to $548,000 during each of the three month periods ended September 30, 1998 and 1997 and $1,645,000 during each of the nine month periods ended September 30, 1998 and 1997. Interest due to GBCC on the Junior Subordinated Notes of $6,849,000 and $5,204,000, respectively, is included in interest payable on the accompanying consolidated balance sheets at September 30, 1998 and December 31, 1997.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     GBHC issued a promissory note in the amount of $10,000,000 on February 17, 1994 to PRT Funding. Such note accrues interest at the rate of 14 5/8% per annum and is payable semiannually commencing on August 17, 1994. The principal amount of the note is due on February 17, 2005. During the first quarter of 1997, GBHC also borrowed $5,000,000 from PCC for working capital purposes. Such borrowing accrues interest at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. Prior to December 31, 1997, such note and related interest were eliminated in consolidation. As a result of (i) GBHC no longer being included as a consolidated subsidiary and (ii) GBHC's filing under Chapter 11 making prospects for ultimate collection doubtful, the notes, together with accrued interest receivable aggregating $3,458,000 were reflected as an adjustment to PCC's negative investment in Holdings on the accompanying consolidated balance sheet at December 31, 1997. Interest income on the notes has not been recognized for periods subsequent to GBHC's filing under Chapter 11 on January 5, 1998. In accordance with certain provisions of the September 1998 settlement agreement with GBCC (see Note 8), GBHC preserves whatever rights of offset, if any, it might have with respect to an advance made by GBHC to another GBCC subsidiary against the $10,000,000 and $5,000,000 loans described above. The notes, together with accrued interest of $3,484,000, are fully reserved on the accompanying consolidated balance sheet at September 30, 1998.

     PCC and its subsidiaries (including Holdings and its subsidiaries for periods prior to January 1, 1998) performed certain services for other subsidiaries of GBCC and for HCC and its subsidiaries and invoiced those companies for PCC's cost of providing those services. PCC and its subsidiaries have also provided services to GBHC for periods subsequent to January 1, 1998 and have billed GBHC for such services. Similarly, PCC and its subsidiaries are charged for certain legal, accounting and other expenses incurred by GBCC and HCC and their respective subsidiaries that relate to PCC's business. Such affiliate transactions are summarized below:

                             THREE MONTHS ENDED        NINE MONTHS ENDED
                               SEPTEMBER 30,              SEPTEMBER 30,
                           ----------------------  --------------------------
                              1998        1997        1998          1997
                           ----------  ----------  ----------  --------------
Billings to affiliates     $       -   $ 175,000   $       -     $   784,000
Billings to GBHC              21,000           -      63,000               -
Charges from affiliates     (238,000)   (512,000)   (740,000)     (1,809,000)

(6)  INVESTMENT IN LIMITED PARTNERSHIP

     During February 1994, PCC acquired a limited partnership interest in Pratt Management, L.P. ("PML"), a limited partnership which, since February 17, 1994, has managed a riverboat gaming and entertainment complex owned by HCC and located in Aurora, Illinois (the "Aurora Casino"). PML earned management fees amounting to $2,444,000 and $2,668,000, respectively, during the three month periods ended September 30, 1998 and 1997 and $6,269,000 and $6,840,000,
respectively, during the nine month periods ended September 30, 1998 and 1997. PML also incurred operating and other expenses amounting to $310,000 and $423,000, respectively, during the three month periods ended September 30, 1998 and 1997 and $976,000 and $1,290,000, respectively, during the nine month periods ended September 30,

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


1998 and 1997. In accordance with certain terms of the Partnership Agreement, PCC, as limited partner, receives 1% of the first $84,000 of net income earned by the partnership each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner.

(7)  EQUITY IN EARNINGS OF GB HOLDINGS, INC.

     As discussed in Note 1, the operations of Holdings and its subsidiaries are accounted for under the equity method of accounting for the six month period from January 1, 1998 through June 30, 1998. Due to the significance of Holdings' operations, summarized consolidated results of operations of Holdings and its subsidiaries for such period are set forth below:

Net revenues                              $114,066,000
                                          ------------

Departmental expenses                       95,499,000
General and administrative  expenses         7,115,000
Depreciation and amortization                5,825,000
                                          ------------

   Total operating expenses                108,439,000
                                          ------------

Income from operations                       5,627,000
                                          ------------

Interest, net                                  430,000
Gain on disposal of assets                      28,000
                                          ------------

   Total non-operating income                  458,000
                                          ------------

Income before taxes and other item           6,085,000
Income tax provision                                 -
                                          ------------

Income before other items                    6,085,000
Reorganization and other related costs      (2,831,000)
                                          ------------

Net income                                $  3,254,000
                                          ============

(8)  LITIGATION

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On both May 11 and August 10, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days. On November 9, 1998, the Bankruptcy Court granted an additional 60-day extension of the exclusivity period.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment; however, no such proceedings have been initiated. PCC, as guarantor of the PRT Funding Notes, is currently involved in negotiations to restructure the notes with three bondholders who control in excess of 95% of the note issue.

     On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the management agreement with NJMI (see Note 5). The Interim Agreement was entered into and approved by the Bankruptcy Court on July 7, 1998 and the motion to reject the management agreement was approved by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement described below, GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract or the cancellation thereof.

     On July 27, 1998, GBHC filed an action in the Bankruptcy Court against GBCC seeking, among other things, to enjoin GBCC from using the tax NOL's of GBHC.
On September 2, 1998, GBCC reached a settlement with GBHC which was approved by the Bankruptcy Court. The terms of the settlement agreement provided, among other things, that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The agreement also provided that on or before December 31, 1998, GBCC would cause Holdings and its subsidiaries to be deconsolidated from the GBCC federal income tax return by means of transferring 21% of the stock ownership of Holdings to an unconsolidated entity.

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

     As a consequence of the Chapter 11 filing by Holdings, GB Property Funding and GBHC, PRT Funding is in default on the $85 million principal amount of PRT Funding Notes which, together with accrued interest, accelerated and became immediately due and payable. The bankruptcy filing of GBHC also permitted it to reject the Sands Management Agreement, an important source of funds for debt service on the PRT Funding Notes. Management of GBHC requested modification to the fee arrangement under the Sands management agreement and reserved its right to reject the agreement. A modified agreement was entered into effective May 1, 1998, and expired on September 28, 1998, which reduced the monthly fee to $165,000 compared to an average monthly fee of $532,000 during the same period in 1997. GBHC's motion to reject the management agreement was approved by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note 8 of Notes to Consolidated Financial Statements of PCC), GBCC and GBHC may no longer assert claims against each other with respect to the management agreement or the cancellation thereof. PCC does not have the financial resources or the capacity to borrow sufficient cash to satisfy the $85 million principal amount of the PRT Funding Notes which have accelerated. Consequently, PCC, as guarantor of the PRT Funding Notes, is currently involved in negotiations to restructure the notes with three bondholders who control in excess of 95% of the $85 million note issue. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4.9 million) while negotiations to restructure the notes continue. There can be no assurance at this time that such negotiations will result in restructuring of its obligations. Accordingly, there is substantial doubt about the ability of PCC to continue as a going concern.

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

     As a result of the filings, the Sands has sufficient cash flow to continue normal operations while it seeks to develop a plan of reorganization for submission to its creditors and the Bankruptcy Court. On both May 11 and August 10, 1998, the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days. On November 9, 1998, the Bankruptcy Court granted an additional 60-day extension of the exclusivity period. Capital expenditures, other than normal recurring capital expenditures in the ordinary course of business, will require prior approval of the Bankruptcy Court. The Bankruptcy Court has approved a $13.6 million, two-year capital expenditure program including $7.1 million for rooms renovations and $6.5 million for the replacement of slot machines. There can be no assurance at this time that GBHC's plan of reorganization, when submitted, will be accepted by its creditors or the Bankruptcy Court. In any event, it is not anticipated that PCC will retain a substantial equity position in Holdings as a result of a reorganization and, accordingly, it is not anticipated that the Holdings group will contribute significantly to the future cash flows of PCC.

RESULTS OF OPERATIONS

     GENERAL

     On January 5, 1998, Holdings, GB Property Funding, and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result of these filings, PCC's control over the filing subsidiaries is subject to the supervision of the Bankruptcy Court and PCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Accordingly, the accompanying consolidated statement of operations for the nine month period ended September 30, 1998 reflects the operations of the filing subsidiaries for the period from January 1, 1998 through June 30, 1998 under the equity method of accounting and for the period subsequent to June 30, 1998 under the cost method of accounting. For the three and nine month periods ended September 30, 1997, however, the accompanying consolidated statements of operations include the operations of Holdings and its subsidiaries on a consolidated basis.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The following table sets forth PCC's proforma income from operations for the three and nine month periods ended September 30, 1997, exclusive of Holdings and its subsidiaries (the "PCC Group"), on a basis comparable to the 1998 presentation.

                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                    SEPTEMBER 30,                 SEPTEMBER 30,
                               -----------------------  --------------------------------
                                 1998    PROFORMA 1997        1998         PROFORMA 1997
                               --------  -------------  -----------------  -------------

Revenues                       $795,000     $1,930,000         $3,305,000     $5,332,000
                               --------     ----------         ----------     ----------

Expenses:
 General and administrative     503,000        410,000          1,303,000      1,076,000
 Amortization                         -         90,000                  -        269,000
                               --------     ----------         ----------     ----------

  Total expenses                503,000        500,000          1,303,000      1,345,000
                               --------     ----------         ----------     ----------

Income from operations         $292,000     $1,430,000         $2,002,000     $3,987,000
                               ========     ==========         ==========     ==========

PCC GROUP
---------

     REVENUES

     Revenues of the PCC Group declined $1.1 million (58.8%) and $2 million (38%), respectively, during the three and nine month periods ended September 30, 1998 compared to the same periods of 1997. The decreases are due to declines in management fees earned under the NJMI management contract with the Sands. As discussed in Note 5 of the Notes to Consolidated Financial Statements of PCC, a substitute agreement was effective from May 1, 1998 through September 28, 1998. Management fees earned by NJMI under the original management agreement were primarily dependent on the level of revenues and gross operating profits at the Sands. The revised fee arrangement consisted of a fixed fee of $165,000 per month. Accordingly, the third quarter and year-to-date decreases in the PCC Group's revenues are primarily attributable to the reduced management fee.

     GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the PCC Group increased $93,000 (22.7%) and increased $227,000 (21.1%), respectively, during the three and nine month periods ended September 30, 1998 compared to the 1997 periods. The increases reflects the provision of reserves for collectability with respect to certain receivables from GBHC.

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

PCC CONSOLIDATED
----------------

     INTEREST

     Consolidated interest income for PCC decreased $350,000 (79.9%) and $1.1 million (82.6%), respectively, during the three and nine month periods ended September 30, 1998 compared with the same periods of 1997 as less cash was available during the 1998 periods for investment purposes. Interest expense decreased by $5.3 million (63.5%) and $15.8 million (63.6%), respectively, during the three and nine month periods ended September 30, 1998 compared to the same periods of the prior year. Such declines reflect the absence of interest on Holdings' 10 7/8% First Mortgage Notes ($5 million and $15 million, respectively, during the three and nine month periods ended September 30, 1997).

     EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

     Effective February 17, 1994, PCC acquired the limited partnership interest in PML, a limited partnership which earns management fees from the operation of the Aurora Casino. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. PCC's equity in the earnings of PML decreased to $1.9 million and $4.5 million, respectively, during the three and nine month periods ended September 30, 1998 compared to $2 million and $4.8 million, respectively, earned in the same periods of 1997. Such decreases reflect reduced management fees earned by PML due to a significant increase in gaming taxes imposed on the Aurora Casino's operations. Management fees are based, in part, on the operating results of the Aurora Casino.

     EQUITY IN EARNINGS OF AND GAIN ON ELIMINATION OF INVESTMENT IN GB HOLDINGS, INC.

     PCC's equity in the earnings of Holdings for the nine month period ended September 30, 1998 amounted to $3.3 million and represents equity in earnings for the period from January 1, 1998 through June 30, 1998. Effective July 1, 1998, PCC eliminated its investment in Holdings and is no longer recognizing equity in the earnings of Holdings and its subsidiaries. For the three and nine month periods ended September 30, 1997, the results of operations of Holdings and its subsidiaries were consolidated with those of PCC. Had such operating results been accounted for under the equity method of accounting, PCC would have reflected equity in losses of $1.3 million and $6 million, respectively, for the three and nine month period ended September 30, 1997. The significant improvement in earnings compared to the prior year is primarily due to declines in interest expense which have more than offset costs associated with the reorganization under Chapter 11.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Generally, the Sands has experienced small increases in operating income during 1998 compared to 1997 despite declines in net revenues. The revenue decreases are a direct result of significant declines in total gross wagering at the Sands due to increased competition in the Atlantic City market, the reduction of promotional marketing activities in an effort to control costs and the negative publicity resulting from GBHC's filing under Chapter 11. Operating costs have decreased due to decreased patron volume as well as to management's efforts to eliminate certain marginally effective marketing programs and create operating efficiencies. Reorganization and other related costs attributable to the Chapter 11 filing amounted to $2.8 million during the period from January 1, 1998 through June 30, 1998.

     The most significant change in PCC's equity in the earnings of Holdings has been the reduction in interest expense. As a result of the filing, the accrual of interest expense on Holdings' debt obligations has been suspended. Had the contractual interest expense been accrued, PCC's equity in the losses of Holdings for the 1998 period would have been comparable to the similar prior year period.

     As a result of PCC no longer controlling the operations of the Sands, the continued expectation that control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, PCC's investment in Holdings and its subsidiaries was revalued to a zero basis effective on July 1, 1998. The elimination of the investment in Holdings resulted in a gain amounting to $36,864,000 during the three and nine month periods ended September 30, 1998.

     RESTRUCTURING COSTS

     The three and nine month period increases result from professional fees and other corporate overhead costs associated with the default of the PRT Funding Notes and efforts to restructure the obligations. Management believes that such reorganization costs will continue in the near term pending the outcome of restructuring discussions.

     INCOME TAX PROVISION

     As previously disclosed in PCC's quarterly report on Form 10-Q for the period ended June 30, 1998, the Company and GBCC were advised by HCC, GBCC's former parent, that a revised tax treatment with respect to the distribution of GBCC stock owned by HCC to HCC's shareholders on December 31, 1996 might be necessary. HCC subsequently revised its tax treatment of the distribution which resulted in a reduction of the net operating loss carryforwards ("NOL's") available to PCC for federal income tax purposes. The revised tax treatment had no effect on PCC's assets, liabilities or operating results as reflected in its consolidated financial statements for any period presented as PCC had provided valuation allowances to fully reserve its net deferred tax assets, including NOL's, for all such reporting periods. The comments with respect to federal income taxes which follow reflect the changes arising from the revised tax treatment.

     In connection with the revised tax treatment, GBCC has commenced litigation against its former independent accountants and tax advisors alleging negligent advice and breach of contract. The Company continues to work with its new outside advisors and consultants to review these tax issues.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The impact of the revised tax treatment on state income taxes has not yet been determined; however, the effect, if any, on the consolidated financial statements of PCC is not anticipated to be material.

     PCC's operations are included in GBCC's consolidated federal income tax return and, for periods through December 31, 1996, were included in HCC's consolidated federal income tax return. Pursuant to agreements between PCC and GBCC, PCC's provision for federal income taxes is based on the amount of tax which would have been provided if a separate return were filed.

     As of September 30, 1998, PCC and its subsidiaries have NOL's totaling approximately $7 million for federal income tax purposes, none of which expire before the year 2009. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the continued availability of NOL's originating in prior years for federal and state tax purposes and the book and tax losses sustained in 1998 to date, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at September 30, 1998.

     YEAR 2000 COMPLIANCE

     In the year 2000, computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than 2000. Such an error could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

     Management has initiated a program to prepare the Company's computer systems and applications for the year 2000. Such program includes the use of both internal and external resources to test and, if necessary, modify or replace software applications. The costs of acquiring, testing and converting such systems are expected to be minimal. Management expects its Year 2000 date conversion projects to be completed on a timely basis. The company has also initiated formal communication with its significant suppliers to determine the extent to which its information systems are vulnerable to those third parties' failure to resolve their Year 2000 issues. While there can be no assurance that the Company and its suppliers and customers will fully resolve the Year 2000 issues, neither the estimated cost nor the outcome of the Year 2000 problem is expected to have a material impact on the Company's operations, liquidity or financial position.

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

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On both May 11 and August 10, 1998 the Bankruptcy Court extended the exclusive period of the debtors to file a plan of reorganization for 90 days. On November 9, 1998, the Bankruptcy Court granted an additional 60-day extension of the exclusivity period.

     As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment; however, no such proceedings have been initiated. PCC, as guarantor of the PRT Funding Notes, is currently involved in negotiations to restructure the notes with three bondholders who control in excess of 95% of the note issue.

     On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject its existing management agreement with NJMI. A substitute agreement (the "Interim Agreement") was entered into and approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, effective May 1, 1998 and terminating on September 28, 1998, NJMI continued to provide certain agreed upon services to GBHC at a reduced monthly fee. The motion to reject the management agreement was granted on September 28, 1998. As a consequence of the September 1998 settlement agreement described below, GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract or the cancellation thereof.

     On July 27, 1998, GBHC filed a motion with the Bankruptcy Court against GBCC seeking, among other things, to enjoin GBCC from using the tax net operating loss carryovers ("NOL's") of GBHC. On September 2, 1998, GBCC reached a settlement with GBHC which was approved by the Bankruptcy Court. The terms of the settlement agreement provided, among other things, that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The agreement also provided that on or before December 31, 1998, GBCC would cause Holdings and its subsidiaries to be deconsolidated from the GBCC federal income tax return by means of transferring 21% of the stock ownership of Holdings to an unconsolidated entity.

     On October 8, 1998, GBCC and HCC filed a complaint in the District Court of Dallas County, Texas against Arthur Andersen L.L.P., GBCC's independent accountants, and certain of its partners alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin-off of GBCC's stock to HCC's shareholders on December 31, 1996.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As a result of the filings discussed in Item 1. above, $182,500,000 principal amount of 10 7/8% First Mortgage Notes issued by GB Property Funding are in default. Principal payments of $2,500,000 each due on January 15, 1998 and July 15, 1998 were not made. Under an order of the Bankruptcy Court permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the 10 7/8% First Mortgage Notes, must be remitted to the Trustee for the 10 7/8% First Mortgage Notes as reductions to the outstanding principal. As of November 13, 1998, $67,000 has been remitted to the Trustee from the proceeds on the sale of equipment. The accrual of interest on the 10 7/8% First Mortgage Notes for periods subsequent to the filings has been suspended; such interest on a contractual basis amounts to $26,407,000 as of November 13, 1998.

     The default on the 10 7/8% First Mortgage Notes also resulted in a default under the indenture for the $85,000,000 11 5/8% Unsecured Senior Notes issued by PRT Funding Corp. and guaranteed by Pratt

Casino Corporation. Accordingly, the maturity of the PRT Funding Notes has accelerated. On October 22, 1998, PRT Funding paid the bondholders an amount equal to a single interest payment ($4,941,000) while negotiations to restructure the notes continue. Interest due on such notes, exclusive of compound interest on amounts in arrears, amounts to $5,709,000 as of November 13, 1998.

ITEM 6.(a) - EXHIBITS

*10.1 Agreement dated as of September 2, 1998 by and among GBHC, GB Holdings, Inc., and GB Property Funding Corp., on the one hand, and GBCC, PHC Acquisition Corp., Lieber Check Cashing, LLC, Jack E. Pratt, William D. Pratt, Edward T. Pratt, Jr. and HCC, on the other.
-------------------------
* Incorporated by reference from the same-numbered exhibit included in GBCC's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

ITEM 6.(b) - REPORTS ON FORM 8-K

     The Registrants did not file any reports on Form 8-K during the quarter ended September 30, 1998. On October 22, 1998, the Registrants filed a Form 8-K to report a change in certifying accountants. On October 30, 1998 the Registrants filed a form 8-K/A to include their former accountants' letter to the Securities and Exchange Commission as an exhibit.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PRT FUNDING CORP.
                                       PRATT CASINO CORPORATION
                                       ------------------------
                                              Registrants

Date:  November 20, 1998          By:  /s/   John C. Hull
       -----------------               ------------------------
                                             John C. Hull
                                         President and Chief
                                          Executive Officer