Form 10-Q
period 1999-03-31
PRT FUNDING CORP; PRATT CASINO CORP
filed 1999-05-12
CIK 912897, 912928

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1999
                               --------------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from_________________ to _____________________________

Commission file number         33-69768
                       -----------------------


                               PRT FUNDING CORP.
                           PRATT CASINO CORPORATION
--------------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

                DELAWARE                                     75-2502289
                DELAWARE                                     75-2502292
------------------------------------------       -------------------------------
    (States or other jurisdictions of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.'s)

 C/O ADVANCED CASINO SYSTEMS CORPORATION
      200 DECADON DRIVE, SUITE 100
     EGG HARBOR TOWNSHIP, NEW JERSEY                             08234
------------------------------------------       -------------------------------
 (Address of principal executive offices)                      (Zip Code)

(Registrants' telephone number, including area code):        (609) 441-0704
                                                      --------------------------

                               (NOT APPLICABLE)
--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report.)

     Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        YES  X         NO______
                                                         ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        REGISTRANT                     CLASS               OUTSTANDING AT MAY 12, 1999
--------------------------  -----------------------------  ---------------------------
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

   Prior to December 31, 1998, PCC owned all of the common stock of GB Holdings, Inc. ("Holdings"); such ownership has since been reduced to 79%. Greate Bay Hotel and Casino, Inc. ("GBHC"), a wholly owned subsidiary of Holdings, owns the Sands Hotel and Casino located in Atlantic City, New Jersey (the "Sands").
Prior to July 7, 1998, New Jersey Management, Inc. ("NJMI"), a subsidiary of PCC, was responsible for the operations of the Sands under a management agreement with GBHC.

   PCC is a holding company that, through Holdings, owns the Sands. In addition to its ownership of Holdings, PCC is also the sole limited partner of Pratt Management, L.P. ("PML"), a limited partnership which manages a riverboat gaming and entertainment facility located in Aurora, Illinois (the "Aurora
Casino") owned by HCC.   Effective April 1, 1997, HCC acquired the general
partnership interest in PML from another subsidiary of GBCC. PCC also has a consulting agreement with HWCC-Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, which owns and operates a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino"). The contract, which expires on December 31, 2003, provides for a monthly fee of $100,000. Historically, debt service on the PRT Funding Notes has been funded primarily from management fees earned by NJMI from the Sands, from distributions made to PCC by PML resulting from fees generated under the Aurora Casino Management Contract and from consulting fees earned from the Tunica Casino.

   On January 5, 1998, GBHC, Holdings, and GB Property Funding Corp. ("GB Property Funding"), a wholly owned subsidiary of Holdings, each filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the supervision of the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. As of May 12, 1999, no plan of reorganization has been formally presented by the debtors or any other party.

   The filings of such petitions constitute a default under the indenture for the PRT Funding Notes; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid to bondholders an amount equal to a single semiannual interest payment ($4.9 million) while negotiations to restructure the

PRT Funding Notes continued. In connection with the Restructuring (as defined below), PRT Funding paid deferred interest amounting to $6.8 million to the bondholders on April 30, 1999.

   On April 28, 1999, PCC, PRT Funding, NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement which provides for the restructuring of the PRT Funding Notes (the "Restructuring"). The agreement provides for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino and its liabilities will consist of a newly issued promissory note in the principal amount of $40.3 million payable to the Trustee for the PRT Funding noteholders. The voting agreement provides for HCC to immediately discharge the promissory note.

   As part of the Restructuring, holders of the PRT Funding Notes would also receive 100% of the beneficial interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

   The successful completion of the Restructuring will require that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by various gaming regulatory organizations.

   As a result of the Chapter 11 filings by Holdings, GB Property Funding and GBHC, PCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and PCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Furthermore, as a result of a settlement agreement reached by GBCC and Holdings during September 1998, GBCC no longer participates in the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets of PCC. As more fully explained in Note 1 of the Notes to Consolidated Financial Statements of PCC, during the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for by PCC under the equity method of accounting.
As a result of PCC no longer controlling the operations of the Sands, the expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, PCC's investment in Holdings and its subsidiaries was revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, PCC is accounting for its investment in Holdings under the cost method of accounting.

   The financial statements of PRT Funding and the consolidated financial statements of PCC as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of March 31, 1999 and their results of operations and cash flows for the three month periods ended March 31, 1999 and 1998.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in PRT Funding and PCC's 1998 Annual Report on Form 10-K.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                                BALANCE SHEETS

                                    ASSETS

                                                         MARCH 31,
                                                           1999        DECEMBER 31,
                                                       (UNAUDITED)         1998
                                                      -------------    ------------
Current Assets:
 Cash and cash equivalents                             $      8,000    $      8,000
 Notes receivable from affiliates, net of valuation
  allowances                                             43,500,000      43,500,000
                                                       ------------    ------------

                                                       $ 43,508,000    $ 43,508,000
                                                       ============    ============

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
 Current maturities of long-term debt                  $ 85,000,000    $ 85,000,000
 Accrued interest payable                                17,416,000      14,397,000
                                                       ------------    ------------

  Total current liabilities                             102,416,000      99,397,000
                                                       ------------    ------------

Notes payable to affiliates                              15,000,000      15,000,000
                                                       ------------    ------------

Shareholder's deficit:
 Common stock, $1.00 par value per
  share, 1,000 shares authorized
  and outstanding                                             1,000           1,000
 Accumulated deficit                                    (73,909,000)    (70,890,000)
                                                       ------------    ------------

  Total shareholder's deficit                           (73,908,000)    (70,889,000)
                                                       ------------    ------------

                                                       $ 43,508,000    $ 43,508,000
                                                       ============    ============

          The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                        -------------------------
                                            1999         1998
                                        ------------  -----------
Revenues:
 Interest income                        $         -   $2,653,000

Expenses:
 Interest expense                         3,019,000    3,019,000
                                        -----------   ----------

Net loss                                $(3,019,000)  $ (366,000)
                                        ===========   ==========

           The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------  ------------
OPERATING ACTIVITIES:
 Net loss                                            $(3,019,000)  $  (366,000)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
  Increase in receivable from affiliates                       -    (2,653,000)
  Increase in accrued interest payable                 3,019,000     3,019,000
                                                     -----------   -----------

   Net cash used in operating activities                       -             -

 Cash and cash equivalents at beginning of period          8,000        13,000
                                                     -----------   -----------

 Cash and cash equivalents at end of period          $     8,000   $    13,000
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

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  ORGANIZATION AND OPERATIONS

     PRT Funding Corp. ("PRT Funding"), a Delaware corporation, was incorporated on September 29, 1993. PRT Funding is a wholly owned subsidiary of Pratt Casino Corporation ("PCC"), which is an indirect, wholly owned subsidiary of Greate Bay Casino Corporation ("GBCC"). Both PCC and GBCC are also Delaware corporations. Prior to December 31, 1998, PCC also owned all of the common stock of GB Holdings, Inc. ("Holdings"), the parent of Greate Bay Hotel and Casino, Inc. ("GBHC"), which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). Effective on December 31, 1998, PCC transferred 21% of its ownership in Holdings to an entity owned by certain of GBCC's officers and directors in order to comply with the terms of a legal settlement agreement. Prior to July 7, 1998, the Sands was managed by New Jersey Management, Inc. ("NJMI"), a New Jersey corporation and also a subsidiary of PCC. PCC also earns management and consulting fees with respect to gaming facilities owned by Hollywood Casino Corporation ("HCC"), a Delaware corporation which, prior to December 31, 1996, owned approximately 80% of the common stock of GBCC.

     PRT Funding was formed for the purpose of borrowing funds through the issuance of $85,000,000 of unsecured senior notes (the "PRT Funding Notes") for the benefit of PCC and its affiliates. PRT Funding has no operations and is dependent on the repayment of its notes due from various affiliates for servicing its debt obligations. Administrative services for PRT Funding are provided by other GBCC subsidiaries at no charge. The cost of such services is not significant.

     On January 5, 1998, Holdings, GBHC and GB Property Funding Corp. ("GB Property Funding") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the supervision of the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. No plan of reorganization has been formally presented by the debtors or any other party.

     The accompanying financial statements have been prepared assuming that PRT Funding will continue as a going concern. As discussed above, certain affiliates of PRT Funding filed for Chapter 11 bankruptcy protection on January 5, 1998. PRT Funding is also dependent on these affiliates to provide cash to repay its debt obligations. The affiliate filings under Chapter 11 have created a default under the indenture for PRT Funding's debt obligations; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the PRT Funding Notes continued. In connection with the Restructuring (as defined below), PRT Funding paid deferred interest amounting to $6,768,000 to the bondholders on April 30, 1999.

     On April 28, 1999, PCC, PRT Funding, NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement which provides for the restructuring of the PRT Funding Notes (the "Restructuring"). The agreement provides for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


will consist of its limited partnership interest in a management contract for HCC's Aurora, Illinois gaming operation and a consulting contract for HCC's Tunica, Mississippi gaming operation and its liabilities will consist of a newly issued promissory note in the principal amount of $40,329,000 payable to the Trustee for the PRT Funding noteholders. The voting agreement provides for HCC to immediately discharge the promissory note.

     As part of the Restructuring, holders of the PRT Funding Notes would also receive 100% of the beneficial interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

     The successful completion of the Restructuring will require that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by various gaming regulatory organizations. There can be no assurance at this time that the Restructuring will be successfully completed. The default under the indenture for PRT Funding's debt obligations raises substantial doubt about PRT Funding's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

     The financial statements of PRT Funding as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PRT Funding as of March 31, 1999 and its results of operations and cash flows for the three month periods ended March 31, 1999 and 1998.

(2)  LONG-TERM DEBT

     On February 17, 1994, PRT Funding issued the PRT Funding Notes which are due April 15, 2004. Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The indenture also contains certain cross default provisions with debt of other PCC subsidiaries. As a result of the Chapter 11 filings discussed in Note 1, a default under the indenture for the

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


PRT Funding Notes occurred; the notes accelerated by the terms of the indenture and are currently due and payable. Accordingly, the outstanding principal amount of the PRT Funding Notes has been classified as current on the accompanying balance sheets at March 31, 1999 and December 31, 1998. The PRT Funding Notes will be replaced by new notes to be issued by PCC as part of the Restructuring (see Note 1).

     Proceeds of the PRT Funding Notes were loaned to various affiliates of PRT Funding on the same terms. The events of default under the PRT Funding Notes also resulted in the classification of such affiliate loans as currently due on the accompanying balance sheets at March 31, 1999 and December 31, 1998. Based on PRT Funding's evaluations of the realizability of the affiliate loans, a valuation allowance in the amount of $41,500,000 was provided for at both March 31, 1999 and December 31, 1998 and the notes receivable are shown net of such valuation allowance on the accompanying balance sheets. In addition, valuation allowances on the interest receivable from affiliates with respect to such notes amounting to $9,470,000 and $6,999,000 were provided for at March 31, 1999 and December 31, 1998, respectively.

     On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes due in February 2005 (the "Junior Subordinated Notes") and loaned the proceeds to various affiliates on the same terms. Interest on the Junior Subordinated Notes accrues at the rate of 14 5/8% per annum and is payable semiannually commencing August 17, 1994, with payment subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes. Because PCC has not met the financial coverage tests, no interest has been paid since the end of 1995. At March 31, 1999 and December 31, 1998, accrued interest of $7,946,000 and $7,398,000, respectively, was payable to GBCC with respect to the Junior Subordinated Notes and is included in interest payable on the accompanying balance sheets. At December 31, 1998, a valuation provision of $15,000,000 was provided to reduce the carrying amount of the affiliate notes receivable to their estimated realizable value. Valuation allowances with respect to interest receivable on such notes in the amounts of $6,849,000 and $6,300,000, respectively, have also been provided for at March 31, 1999 and December 31, 1998. The Junior Subordinated Notes and related interest payable will be forgiven as part of the Restructuring.

     No interest was paid during either of the three month periods ended March 31, 1999 or 1998.

(3)  INCOME TAXES

     Components of the provision for income taxes consisted of the following:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                   ------------------------
                                                       1999         1998
                                                   ------------  ----------
Deferred federal income tax benefit                $   934,000   $ 114,000
Deferred state income tax benefit                      272,000      33,000
Change in valuation allowance                       (1,206,000)   (147,000)
                                                   -----------   ---------

                                                   $         -   $       -
                                                   ===========   =========

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     PRT Funding's operations are included in the consolidated federal income tax return of GBCC. Pursuant to agreements between PCC and GBCC, PRT Funding's provision for federal income taxes is calculated as if a separate federal return were filed. No payments have been made under the tax allocation agreements during the three month periods ended March 31, 1999 or 1998.

     At March 31, 1999, PRT Funding has a tax net operating loss carryforward of $368,000 which expires in 2009 and 2010. In addition, at March 31, 1999 and December 31, 1998, valuation provisions on affiliate receivables (see Notes 2 and 4) result in deferred tax assets of $23,711,000 and $22,652,000, respectively.

     Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of net operating loss carryforwards and other deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the limited operations of PRT Funding and questions regarding its ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at March 31, 1999 and December 31, 1998.

(4)  NOTES RECEIVABLE

     GBHC issued a promissory note in the amount of $10,000,000 to PRT Funding on February 17, 1994 in exchange for $10,000,000 of the proceeds PRT Funding received with respect to the Junior Subordinated Notes. The promissory note accrues interest at the rate of 14 5/8% per annum payable semiannually commencing on August 17, 1994 with the principal due on February 17, 2005. Interest income on the accompanying statement of operations for the three month period ended March 31, 1999 is shown net of a valuation reserve of $366,000. As a result of the Chapter 11 filings, PRT Funding has evaluated the collectability of such note and, as previously described in Note 2, has established valuation allowances to fully reserve the $10,000,000 note together with the related interest due from GBHC of $4,566,000 and $4,200,000, respectively, at March 31, 1999 and December 31, 1998. On September 2, 1998, various subsidiaries of GBCC and HCC entered into an agreement (the "Settlement Agreement") with Holdings, GB Property Funding and GBHC. Although PRT Funding was not a direct party to the Settlement Agreement, the Settlement Agreement provides, among other things, that GBHC preserves whatever rights of offset, if any, it might have with respect to the $10,000,000 notes and related interest against certain other obligations owed to GBHC by another GBCC subsidiary.

(5)  LITIGATION

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the supervision of the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court

                               PRT FUNDING CORP.
                  (WHOLLY OWNED BY PRATT CASINO CORPORATION)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


terminated the debtors' exclusive right to file a plan of reorganization. No plan of reorganization has been formally presented by the debtors or any other party.

     As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment (see comments with respect to the Restructuring in Note 1).

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS



                                                      MARCH 31,
                                                        1999      DECEMBER 31,
                                                     (UNAUDITED)      1998
                                                     -----------  -------------
Current Assets:
 Cash and cash equivalents                           $5,891,000     $3,746,000
 Due from affiliates                                    237,000        237,000
 Refundable deposits and other
  current assets                                         52,000        114,000
                                                     ----------     ----------

  Total current assets                                6,180,000      4,097,000
                                                     ----------     ----------

Investment in Limited Partnership                     3,109,000      3,104,000
                                                     ----------     ----------

Property and Equipment:
Operating equipment                                       3,000          3,000
Less - accumulated depreciation and
  amortization                                           (3,000)        (3,000)
                                                     ----------     ----------

  Net property and equipment                                  -              -
                                                     ----------     ----------

Other Assets:
 Due from affiliates, net of valuation allowances        30,000         30,000
 Other assets                                                 -          8,000
                                                     ----------     ----------

   Total other assets                                    30,000         38,000
                                                     ----------     ----------

                                                     $9,319,000     $7,239,000
                                                     ==========     ==========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                 MARCH 31,
                                                   1999        DECEMBER 31,
                                               (UNAUDITED)         1998
                                              --------------  --------------
Current Liabilities:
 Current maturities of long-term debt         $  85,000,000   $  85,000,000
 Accounts payable                                    14,000          83,000
 Accrued liabilities -
   Interest                                      17,416,000      14,397,000
   Other                                              5,000           4,000
 Due to affiliates                                  358,000         342,000
                                              -------------   -------------

   Total current liabilities                    102,793,000      99,826,000
                                              -------------   -------------

Long-Term Debt                                   15,000,000      15,000,000
                                              -------------   -------------

Commitments and Contingencies

Shareholder's Deficit:
 Common stock $1.00 par value per share,
   1,000 shares authorized and outstanding            1,000           1,000
 Accumulated deficit                           (108,475,000)   (107,588,000)
                                              -------------   -------------

   Total shareholder's deficit                 (108,474,000)   (107,587,000)
                                              -------------   -------------

                                              $   9,319,000   $   7,239,000
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THEE MONTHS ENDED
                                                             MARCH 31,
                                               --------------------------------
                                                    1999               1998
                                               --------------      ------------
Management and consulting fees                   $   300,000       $ 1,466,000

General and administrative expenses                  164,000           481,000
                                                 -----------       -----------

Income from operations                               136,000           985,000
                                                 -----------       -----------

Non-operating income (expense):
 Interest income                                      56,000            64,000
 Interest expense                                 (3,019,000)       (3,019,000)
 Equity in earnings of Limited
  Partnership                                      2,022,000         1,920,000
 Equity in earnings of GB Holdings, Inc.                   -         2,635,000
 Restructuring costs                                 (82,000)          (60,000)
                                                 -----------       -----------

  Total non-operating income (expense), net       (1,023,000)        1,540,000
                                                 -----------       -----------

(Loss) income before income taxes                   (887,000)        2,525,000
Income tax provision                                       -        (1,392,000)
                                                 -----------       -----------

Net (loss) income                                $  (887,000)      $ 1,133,000
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                --------------------------
                                                                    1999          1998
                                                                ------------  ------------
OPERATING ACTIVITIES:
 Net (loss) income                                              $  (887,000)  $ 1,133,000
 Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Provision for doubtful accounts                                         -       141,000
  Equity in earnings of Limited Partnership                      (2,022,000)   (1,920,000)
  Distributions received from Limited Partnership                 2,017,000     2,159,000
  Equity in earnings of GB Holdings, Inc.                                 -    (2,635,000)
  Increase in accounts payable and other accrued liabilities      2,951,000     3,019,000
  Net change in other current assets and liabilities                 78,000        21,000
  Net change in other noncurrent assets and liabilities               8,000     1,222,000
                                                                -----------   -----------

  Net increase in cash and cash equivalents                       2,145,000     3,140,000
      Cash and cash equivalents at beginning of period            3,746,000     2,231,000
                                                                -----------   -----------

      Cash and cash equivalents at end of period                $ 5,891,000   $ 5,371,000
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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1)  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

     Pratt Casino Corporation ("PCC") is a Delaware corporation and a wholly owned subsidiary of PPI Corporation, a New Jersey corporation which is wholly owned by Greate Bay Casino Corporation ("GBCC"). Prior to December 31, 1998, PCC also owned all of the common stock of GB Holdings, Inc. ("Holdings"), the parent of Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation, which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). Effective on December 31, 1998, PCC transferred 21% of its ownership in Holdings to an entity owned by certain of GBCC's officers and directors in order to comply with the terms of a legal settlement agreement (see Note 7). Prior to July 7, 1998, the Sands was managed by New Jersey Management, Inc. ("NJMI"), also a wholly owned subsidiary of PCC. PCC also earns management and consulting fees with respect to gaming facilities owned by Hollywood Casino Corporation ("HCC") which, prior to December 31, 1996, owned approximately 80% of the common stock of GBCC.

     GB Property Funding Corp. ("GB Property Funding"), a Delaware corporation and a wholly owned subsidiary of Holdings, was incorporated on September 29, 1993 for the purpose of borrowing funds through the issuance of $185,000,000 of ten-year, nonrecourse first mortgage notes (the "10 7/8% First Mortgage Notes") for the benefit of GBHC. PRT Funding Corp. ("PRT Funding"), also a Delaware corporation and a wholly owned subsidiary of PCC, was incorporated on September 29, 1993 for the purpose of borrowing funds through the issuance of $85,000,000 of unsecured notes (the "PRT Funding Notes") for the benefit of PCC and its affiliates. GB Property Funding and PRT Funding completed their respective debt offerings on February 17, 1994 and the proceeds were loaned to various affiliates.

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the supervision of the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. No plan of reorganization has been formally presented by the debtors or any other party.

     The accompanying consolidated financial statements have been prepared assuming that PCC will continue as a going concern. As discussed above, certain affiliates of PCC filed for Chapter 11 bankruptcy protection on January 5, 1998. PRT Funding is dependent on these affiliates to provide cash to repay its debt obligations. The affiliate filings under Chapter 11 have created a default under the indenture for PRT Funding's debt obligations; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. As a result of the Chapter 11 filings, GBHC filed a motion seeking to reject the Sands' management contract with NJMI which was granted by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note 7), GBCC and GBHC may no longer assert claims against each other with respect to the management agreement and, with the passage of time, the cancellation thereof. PCC, as guarantor of the PRT Funding Notes, does not have sufficient assets to satisfy the outstanding amounts applicable to the PRT Funding Notes. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the PRT Funding

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


Notes continued. In connection with the Restructuring (as defined below), PRT Funding paid deferred interest amounting to $6,768,000 to the bondholders on April 30, 1999.

     On April 28, 1999, PCC, PRT Funding, NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement which provides for the restructuring of the PRT Funding Notes (the "Restructuring"). The agreement provides for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets will consist of its limited partnership interest in a management contract for HCC's Aurora, Illinois gaming operation and a consulting contract for HCC's Tunica, Mississippi gaming operation and its liabilities will consist of a newly issued promissory note in the principal amount of $40,329,000 payable to the Trustee for the PRT Funding noteholders. The voting agreement provides for HCC to immediately discharge the promissory note.

     As part of the Restructuring, holders of the PRT Funding Notes would also receive 100% of the beneficial interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

     The successful completion of the Restructuring will require that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by various gaming regulatory organizations. There can be no assurance at this time that the Restructuring will be successfully completed. The default under the indenture for PRT Funding's debt obligations raises substantial doubt about PCC's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Except as noted in the following paragraph, the accompanying consolidated financial statements include the operating activities and cash flows of PCC and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

     As a result of the Chapter 11 filings discussed above, PCC's control over the filing subsidiaries is subject to supervision of the Bankruptcy Court and PCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Prior to July 7, 1998, NJMI was responsible for the operations of the Sands under a management agreement with GBHC (see Note 4). On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the existing management agreement with NJMI. A substitute agreement (the "Interim Agreement") was entered into on June 27, 1998 and approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, NJMI continued to provide certain agreed upon services to GBHC until September 28, 1998. Furthermore, as the result of a settlement agreement reached by GBCC and Holdings during September 1998 (see Note 7), PCC no longer controls the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets. During the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for under the equity method of accounting (see Note 6). As a result of PCC no longer controlling the operations of the Sands, the expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, PCC's investment in Holdings and

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


its subsidiaries was revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, PCC is accounting for its investment in Holdings under the cost method of accounting.

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

     In June 1998, the FASB issued a new statement, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), effective for fiscal years beginning after June 15, 1999. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. PCC does not believe the adoption of SFAS 133 will have a significant impact on its financial position or results of operations.

     The financial statements of PCC as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PCC as of March 31, 1999 and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998.

(2)  LONG-TERM DEBT AND PLEDGE OF ASSETS

     Certain of the indentures to PCC's indebtedness contain cross-default provisions with first mortgage notes issued by GB Property Funding. On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of New Jersey. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors as of the date of the filing remain in office, subject to the supervision of the Bankruptcy Court. The filings of such petitions constitute a default under the indenture for the PRT Funding Notes. Accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated, is currently due and payable and has been classified as current on the accompanying consolidated balance sheets.

                                                     MARCH 31,    DECEMBER 31,
                                                       1999           1998
                                                   ------------   ------------
11 5/8% senior notes, due 2004 (a)                 $ 85,000,000   $ 85,000,000
14 5/8% junior subordinated notes, due 2005 (b)      15,000,000     15,000,000
                                                   ------------   ------------

  Total indebtedness                                100,000,000    100,000,000
 Less - current maturities                          (85,000,000)   (85,000,000)
                                                   ------------   ------------

   Total long-term debt                            $ 15,000,000   $ 15,000,000
                                                   ============   ============

_____________________

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(a) On February 17, 1994, PRT Funding issued the PRT Funding Notes which are due April 15, 2004. Interest on the PRT Funding Notes accrues at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. The PRT Funding Notes are redeemable at the option of the issuer, in whole or in part, on or after April 15, 1999 at stated redemption prices ranging up to 104.36% of par plus accrued interest. The indenture for the PRT Funding Notes contains various provisions which, among other things, restrict the ability of certain subsidiaries of PCC to pay dividends to GBCC, to merge, consolidate or sell substantially all of their assets or to incur additional indebtedness beyond certain limitations. The PRT Funding Notes will be replaced by a new note to be issued by PCC as part of the Restructuring (see Note 1).

(b) On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes"). The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes, is payable semiannually commencing August 17, 1994. Because PCC has not met the financial coverage tests, no interest has been paid since the end of 1995. The Junior Subordinated Notes and related interest payable will be forgiven as part of the Restructuring.

     No interest was paid during either of the three month periods ended March 31, 1999 and 1998.

(3)  INCOME TAXES

     Components of the provision for income taxes consist of the following:

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                               -------------------------
                                                  1999          1998
                                               -----------  ------------
Federal income tax (provision for) benefit:
 Current                                       $        -   $(1,392,000)
 Deferred                                         303,000     1,220,000
State income tax (provision) benefit:
 Current                                                -             -
 Deferred                                         165,000       411,000
Change in valuation allowance                   ( 468,000)   (1,631,000)
                                               ----------   -----------

                                               $        -   $(1,392,000)
                                               ==========   ===========

     PCC is included in the consolidated federal income tax return of GBCC. Pursuant to tax allocation agreements, PCC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed.

     No federal or state tax payments were made during either of the three month
periods ended March 31, 1999 or 1998.   The payment of GBHC's taxes in
accordance with the tax allocation agreements is subject to the approval of the New Jersey Casino Control Commission.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     Deferred income taxes result primarily from the provision of valuation allowances on affiliate receivables, the write off of deferred financing costs and differences in the timing of deductions taken between tax and financial reporting purposes for certain restructuring costs.

     At March 31, 1999, PCC and its subsidiaries have net operating loss carryforwards ("NOL's") for federal and state tax purposes totaling approximately $1,241,000 and $9,000,000, respectively. The federal tax NOL's do not begin to expire until 2009 and most of the state tax NOL's expire by 2003. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to (i) the continued availability of NOL's originating in prior years for federal and state tax purposes, (ii) the limited operations of PCC following the December 31, 1998 deconsolidation for federal income tax purposes of Holdings, PCC's most significant operating subsidiary, and (iii) questions regarding PCC's ability to continue as a going concern, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided valuation allowances for the entire deferred tax asset at both March 31, 1999 and December 31, 1998.

     The components of PCC's net deferred tax asset as of March 31, 1999 and December 31, 1998 are as follows:


                                        MARCH 31,    DECEMBER 31,
                                           1999          1998
                                       ------------  -------------
Deferred tax assets:
 Net operating loss carryforward       $ 1,231,000    $   760,000
 Allowance for doubtful accounts           102,000        102,000
 Write off deferred financing costs        720,000        756,000
 Restructuring costs                       651,000        618,000
                                       -----------    -----------

  Total deferred tax assets              2,704,000      2,236,000

Valuation allowance                     (2,704,000)    (2,236,000)
                                       -----------    -----------

                                       $         -    $         -
                                       ===========    ===========

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

     The Internal Revenue Service is currently examining the consolidated federal income tax returns of HCC for the years 1993 through 1996 in which PCC was included. Management believes that the results

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


of such examination will not have a material adverse effect on the consolidated financial position or results of operations of PCC.

(4)  TRANSACTIONS WITH RELATED PARTIES

     As a result of the Chapter 11 filings discussed in Note 1, the assets and liabilities of Holdings and its subsidiaries are not included on the accompanying consolidated balance sheets at March 31, 1999 and December 31, 1998. Accordingly, intercompany receivables and payables with Holdings and its subsidiaries are considered balances outstanding with affiliates and transactions with Holdings and its subsidiaries are considered transactions with affiliates.

     Prior to May 1, 1998, NJMI was responsible for the operations of the Sands under a management agreement with GBHC. Under such agreement, NJMI was entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between 5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the existing management agreement with NJMI. The Interim Agreement was entered into on June 27, 1998 and was approved by the Bankruptcy Court on July 7, 1998. Under the Interim Agreement, effective as of May 1, 1998 and terminating on September 28, 1998, NJMI continued to provide certain agreed upon services to GBHC at a monthly fee of $165,000 of which $122,000 was paid on a monthly basis in arrears and the remaining $43,000 was deferred and is to be paid upon confirmation of GBHC's plan of reorganization by the Bankruptcy Court. All management fees terminated upon the granting of GBHC's motion to reject the management contract by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note 7), GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof.

     Fees earned by NJMI under the management agreement and Interim Agreements amounted to $1,166,000 during the three month period ended March 31, 1998. Management fees receivable from the Sands at both March 31, 1999 and December 31, 1998 amounted to $267,000 net of a valuation allowance of $115,000. Of the amount receivable at March 31, 1999 and December 31, 1998, $30,000, net of the aforementioned valuation allowance, which was earned prior to GBHC's bankruptcy filing, is included in noncurrent due from affiliates on the accompanying consolidated balance sheet and is subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court (see Note 7).

     HWCC - Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, owns and operates a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino") which commenced operations in August 1994. Pursuant to a consulting agreement with HCT which expires in December 2003, PCC receives monthly consulting fees of $100,000. Such fees amounted to $300,000 for each of the three month periods ended March 31, 1999 and 1998.

     Interest expense incurred with respect to the Junior Subordinated Notes (Note 2) amounted to $548,000 during each of the three month periods ended March 31, 1999 and 1998. Interest due to GBCC on the Junior Subordinated Notes of $7,946,000 and $7,398,000, respectively, is included in interest payable on the accompanying consolidated balance sheets at March 31, 1999 and December 31, 1998

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     GBHC issued a promissory note in the amount of $10,000,000 on February 17, 1994 to PRT Funding. Such note accrues interest at the rate of 14 5/8% per annum and is payable semiannually commencing on August 17, 1994. The principal amount of the note is due on February 17, 2005. During the first quarter of 1997, PCC loaned $5,000,000 to GBHC for working capital purposes. Such borrowing accrues interest at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. As a result of (i) GBHC no longer being included as a consolidated subsidiary and (ii) GBHC's filing under Chapter 11 making prospects for ultimate collection doubtful, the notes, together with accrued interest receivable aggregating $3,458,000, were reflected as an adjustment to PCC's negative investment in Holdings at December 31, 1997. Interest income on the notes has not been recognized for periods subsequent to GBHC's filing under Chapter 11 on January 5, 1998. In accordance with certain provisions of the September 1998 settlement agreement with GBCC (see Note 7), GBHC preserves whatever rights of offset, if any, it might have with respect to an advance made by GBHC to another GBCC subsidiary against the $10,000,000 and $5,000,000 loans described above. The notes, together with accrued interest of $6,200,000 and $5,652,000, are fully reserved on the accompanying consolidated balance sheets at March 31, 1999 and December 31, 1998, respectively.

     Prior to the September 1998 settlement agreement (see Note 7), PCC and its subsidiaries performed certain services for GBHC and billed GBHC for such services. Similarly, PCC and its subsidiaries were charged for certain legal, accounting and other expenses incurred by GBCC and HCC and their respective subsidiaries that related to PCC's business. For the three month period ended March 31, 1998, billings to GBHC amounted to $21,000 and charges from affiliates amounted to $265,000.

(5)  INVESTMENT IN LIMITED PARTNERSHIP

     During February 1994, PCC acquired a limited partnership interest in Pratt Management, L.P. ("PML"), a limited partnership which, since February 17, 1994, has managed a riverboat gaming and entertainment complex owned by HCC and located in Aurora, Illinois (the "Aurora Casino"). PML earned management fees amounting to $2,600,000 and $2,546,000, respectively, during the three month periods ended March 31, 1999 and 1998. PML also incurred operating and other expenses amounting to $307,000 and $357,000, respectively, during the three month periods ended March 31, 1999 and 1998. In accordance with certain terms of the Partnership Agreement, PCC, as limited partner, receives 1% of the first $84,000 of net income earned by the partnership each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


(6)  EQUITY IN EARNINGS OF GB HOLDINGS, INC.

     As discussed in Note 1, the operations of Holdings and its subsidiaries were accounted for under the equity method of accounting for the six month period from January 1, 1998 through June 30, 1998. Due to the significance of Holdings' operations, summarized consolidated results of operations of Holdings and its subsidiaries for the three month period from January 1, 1998 through March 31, 1998 are set forth below. Transactions with Holdings and its subsidiaries are included in Note 4.

                                          THREE MONTHS ENDED
                                            MARCH 31, 1998
                                          -------------------
Net revenues                                     $55,613,000
                                                 -----------

Departmental expenses                             45,285,000
General and administrative expenses                3,981,000
Depreciation and amortization                      2,899,000
                                                 -----------

   Total operating expenses                       52,165,000
                                                 -----------

Income from operations                             3,448,000
                                                 -----------

Interest, net                                        260,000
Gain on disposal of assets                            28,000
                                                 -----------

   Total non-operating income                        288,000
                                                 -----------

Income before taxes and other item                 3,736,000
Income tax provision                                       -
                                                 -----------

Income before other items                          3,736,000
Reorganization and other related costs            (1,101,000)
                                                 -----------

Net income                                       $ 2,635,000
                                                 ===========

(7)  LITIGATION

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the supervision of the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. No plan of reorganization has been formally presented by the debtors or any other party.

     As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment; however, no such proceedings have been initiated. PCC, as guarantor of the PRT Funding Notes, is currently involved in the Restructuring (see Note 1).

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


     On May 22, 1998, GBHC filed a motion with the Bankruptcy Court seeking to reject the management agreement with NJMI (see Note 4). The Interim Agreement was entered into and approved by the Bankruptcy Court on July 7, 1998 and the motion to reject the management agreement was approved by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement described below, GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof.

     On July 27, 1998, GBHC filed an action in the Bankruptcy Court against GBCC seeking, among other things, to enjoin GBCC from using the tax NOL's of GBHC.
On September 2, 1998, GBCC reached a settlement with GBHC which was approved by the Bankruptcy Court. The terms of the settlement agreement provided, among other things, that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The agreement also provided that on or before December 31, 1998, GBCC would cause Holdings and its subsidiaries to be deconsolidated from GBCC for federal income tax purposes by means of transferring 21% of the stock ownership of Holdings to an unconsolidated entity. Such transfer was accomplished effective as of December 31, 1998.

     On April 22, GBHC filed a motion with the Bankruptcy Court seeking to disallow NJMI's pre-petition claims (see Note 4). The motion to disallow is scheduled to be heard by the Bankruptcy Court on May 24, 1999.

     On October 8, 1998, GBCC and HCC filed a complaint in the District Court of Dallas County, Texas against Arthur Andersen LLP, PCC's former independent accountants, and selected partners alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin-off of GBCC's stock to HCC's shareholders on December 31, 1996. The lawsuit is currently in the initial stages of discovery.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


   This Quarterly Report on Form 10-Q contains forward-looking statements about the business, results of operation, cash flows, financial condition and prospects of PCC. The actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including among other things, changes in competition, economic conditions, tax regulations, state regulations applicable to the gaming industry in general or PCC in particular, and other risks indicated in PCC's filing with the Securities and Exchange Commission. Such risks and uncertainties are beyond management's ability to control and, in many cases, can not be predicted by management. When used in this Quarterly Report on Form 10-Q, the words "believes", "estimates", "anticipates" and similar expressions as they relate to PCC or its management are intended to identify forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

   PCC and its subsidiaries conduct two major business activities.

   PCC and NJMI provide management and consulting services or invest in entities which provide such services to affiliates which own hotel and casino properties. Prior to 1998, cash flow from such activities, specifically the PML limited partnership interest held by PCC, the Tunica Consulting Contract and the Sands Management Contract were sufficient to meet debt service obligations on the PRT Funding Notes ($9.9 million annually) and, when permitted by the PRT Funding
Note indenture, on the Junior Subordinated Notes.

   As a consequence of the Chapter 11 filing by Holdings, GB Property Funding and GBHC, PRT Funding is in default on the $85 million principal amount of PRT Funding Notes which, together with accrued interest, accelerated and became immediately due and payable. The bankruptcy filing of GBHC also permitted it to reject the Sands Management Agreement, an important source of funds for debt service on the PRT Funding Notes. Management of GBHC requested modification to the fee arrangement under the Sands management agreement and reserved its right to reject the agreement. A modified agreement was entered into effective May 1, 1998, and expired on September 28, 1998, which reduced the monthly fee to $165,000 compared to an average monthly fee of $532,000 during the same period in 1997. GBHC's motion to reject the management agreement was approved by the Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note 7 of Notes to Consolidated Financial Statements of PCC), GBCC and GBHC may no longer assert claims against each other with respect to the management agreement and, with the passage of time, the cancellation thereof. PCC does not have the financial resources or the capacity to borrow sufficient cash to satisfy the $85 million principal amount of the PRT Funding Notes which have accelerated. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4.9 million) while negotiations to restructure the PRT Funding Notes continued. In connection with the Restructuring PRT Funding paid deferred interest amounting to $6.8 million to the bondholders on April 30, 1999.

   On April 28, 1999, PCC, PRT Funding, NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement which provides for the Restructuring of the PRT Funding Notes. The agreement provides for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets will consist of

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino and its liabilities will consist of a newly issued promissory note in the principal amount of $40.3 million payable to the Trustee for the PRT Funding noteholders. The voting agreement provides for HCC to immediately discharge the promissory note.

   As part of the Restructuring, holders of the PRT Funding Notes would also receive 100% of the beneficial interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

   The successful completion of the Restructuring will require that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by various gaming regulatory organizations. There can be no assurance at this time that the Restructuring will be successfully completed. Accordingly, there is substantial doubt about the ability of PCC to continue as a going concern.

   GBHC owns and operates the Sands Hotel and Casino in Atlantic City. Prior to 1996, the Sands' cash flow was sufficient to meet debt service obligations and fund a substantial portion of annual capital expenditures. The Sands also used short-term borrowings to fund seasonal cash needs for certain capital projects. During 1996 and 1997, declines in operating cash flow at the Sands resulted in the need for periodic financial assistance from PCC and GBCC in order to meet debt service obligations. Substantial additional financial assistance would have been required to make the January 15, 1998 principal and interest payments due on the 10 7/8% First Mortgage Notes.

   GBHC was unable to obtain additional borrowings from affiliates or other sources and, accordingly, on January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions seeking protection under Chapter 11 of the Bankruptcy Code.

   As a result of the filings, the Sands has sufficient cash flow to continue normal operations while it seeks to develop a plan of reorganization for submission to its creditors and the Bankruptcy Court. Capital expenditures, other than normal recurring capital expenditures in the ordinary course of business, will require prior approval of the Bankruptcy Court. The Bankruptcy Court has approved a $13.6 million, two-year capital expenditure program including $7.1 million for rooms renovations and $6.5 million for the replacement of slot machines. On January 11, 1999, the Bankruptcy Court terminated the debtor's exclusive right to file a plan of reorganization. As of May 12, 1999, no plan of reorganization has been formally presented by the debtors or any other party. There can be no assurance at this time that GBHC's plan of reorganization, when submitted, will be accepted by its creditors or the Bankruptcy Court. In any event, it is not anticipated that PCC will retain a substantial equity position in Holdings as a result of a reorganization and, accordingly, it is not anticipated that the Holdings group will contribute significantly to the future cash flows of PCC.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

    GENERAL

    As a result of the filings by Holdings, GB Property Funding and GBHC, PCC's control over the filing subsidiaries is subject to the supervision of the Bankruptcy Court. PCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Accordingly, the accompanying consolidated statement of operations for the three months ended March 31, 1998 reflects the operations of the filing subsidiaries under the equity method of accounting and for the three months ended March 31, 1999 under the cost method of accounting.

    MANAGEMENT AND CONSULTING FEES

    Management and consulting fees declined $1.2 million (79.5%) for the three months ended March 31, 1999 compared to 1998. The 1999 decrease is due to the elimination of management fees earned resulting from the termination of the NJMI management contract with the Sands. A motion to reject the management contract was granted by the Bankruptcy Court on September 28, 1998.

    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses for PCC decreased $317,000 (65.9%) for the three month period ended March 31, 1999 compared to 1998. A decline in overhead costs associated with the management of the Sands was partially offset by increases in administrative costs which are no longer shared with GBHC.

    INTEREST

    The decrease in interest income for PCC was not significant from a monetary standpoint during the three month period ended March 31, 1999 compared with 1998. Interest expense was unchanged from the corresponding period of the prior year.

    EQUITY IN EARNINGS OF LIMITED PARTNERSHIP

    Effective February 17, 1994, PCC acquired the limited partnership interest in PML, a limited partnership which earns management fees from the operation of the Aurora Casino. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. PCC's equity in the earnings of PML increased by $102,000 (5.3%) in 1999 compared to 1998. The 1999 increase reflects improved management fees earned by PML which are based, in part, on the operating results of the Aurora Casino.

    EQUITY IN EARNINGS OF GB HOLDINGS, INC.

    PCC's equity in the earnings of Holdings for the three months ended March 31, 1998 amounted to $2.6 million. As a result of PCC no longer controlling the operations of the Sands, the continued

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, PCC's investment in Holdings and its subsidiaries was revalued to a zero basis effective on July 1, 1998 and PCC is no longer recognizing equity in the earnings of Holdings and its subsidiaries.

    RESTRUCTURING COSTS

    The 1999 increase results from professional fees and other corporate overhead costs incurred in connection with the default of the PRT Funding Notes and efforts to restructure the obligations. Management believes that such reorganization costs will continue in the near term pending the outcome of the Restructuring.

    INCOME TAX PROVISION

    PCC's operations are included in GBCC's consolidated federal income tax return. Pursuant to agreements between PCC and GBCC, PCC's provision for federal income taxes is based on the amount of tax which would have been provided if a separate return were filed.

    Due to (i) the continued availability of NOL's originating in prior years for federal and state tax purposes, (ii) the limited operations of PCC following the December 31, 1998 deconsolidation for federal income tax purposes of Holdings, PCC's most significant operating subsidiary, and (iii) questions regarding PCC's ability to continue as a going concern, management is unable to determine that the realization of deferred tax assets resulting from NOL's and temporary differences is more likely than not. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", PCC has provided valuation allowances for the entire deferred tax asset at both March 31, 1999 and December 31, 1998.

    YEAR 2000 COMPLIANCE

    In the year 2000, computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than 2000. Such an error could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in similar normal business activities.

    Management has initiated a program to prepare the Company's computer systems and applications for the year 2000. Such program includes the use of both internal and external resources to test and, if necessary, modify or replace software applications. The costs of acquiring, testing and converting such systems are expected to be minimal. Management expects its Year 2000 date conversion projects to be completed on a timely basis. The company has also initiated formal communication with its suppliers to determine the extent to which its information systems are vulnerable to those third parties' failure to resolve their Year 2000 issues. While there can be no assurance that the Company will fully resolve the Year 2000 issues, neither the estimated cost nor the outcome of the Year 2000 problem is expected to have a material impact on the Company's operations, liquidity or financial position.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
                       (WHOLLY OWNED BY PPI CORPORATION)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


    SEASONALITY AND OTHER FLUCTUATIONS

    The Aurora Casino experiences some seasonality due to severe winter weather, and, as a result, management fees earned have fluctuated with such seasonality. In addition, the Aurora Casino's operations may fluctuate significantly due to a number of other factors, including chance. Such seasonality and fluctuations may materially affect PCC's results of operations.

PART II: OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS

    On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Bankruptcy Court. On January 11, 1999, the Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. As of May 12, 1999, no reorganization plan has been formally presented by the debtors or any other party.

    As a result of the default and automatic acceleration under the indenture for the PRT Funding Notes, the holders of the PRT Funding Notes could initiate judicial proceedings to enforce their claims for payment. On April 28, 1999, PCC, PRT Funding, NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement which provides for the Restructuring of the PRT Funding Notes. The agreement provides for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino and its liabilities will consist of a newly issued promissory note in the principal amount of $40,329,000 payable to the Trustee for the PRT Funding noteholders. The voting agreement provides for HCC to immediately discharge the promissory note.

    As part of the Restructuring, holders of the PRT Funding Notes would also receive 100% of the beneficial interest in a liquidating trust which would hold the remaining assets (except for the stock of Holdings) of PCC and its subsidiaries not acquired by HCC. Such assets would consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

    The successful completion of the Restructuring will require that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such plan will require approval by the bankruptcy court as well as by various gaming regulatory organizations.

    On April 22, 1999, GBHC filed a motion with the Bankruptcy Court seeking to disallow NJMI's pre-petition claims. The motion to disallow is scheduled to be heard by the Bankruptcy Court on May 24, 1999.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    As a result of the filings discussed in Item 1. above, $182,500,000 principal amount of 10 7/8% First Mortgage Notes issued by GB Property Funding are in default. Principal payments of $2,500,000 each due on January 15 and July 15, 1998 and on January 15, 1999 were not made. Under an order of the Bankruptcy Court permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the 10 7/8% First Mortgage Notes, must be remitted to the Trustee for the 10 7/8% First Mortgage Notes as reductions to the outstanding principal. As of May 12, 1999, $361,000 has been remitted to the Trustee from the proceeds on the sale of equipment. The accrual of interest on the 10 7/8% First Mortgage Notes for periods subsequent to the filings has been suspended; such interest on a contractual basis amounts to approximately $36,330,000 as of May 12, 1999.

    The default on the 10 7/8% First Mortgage Notes also resulted in a default under the indenture for the $85,000,000 11 5/8% Unsecured Senior Notes issued by PRT Funding Corp. and guaranteed by Pratt

Casino Corporation. Accordingly, the maturity of the PRT Funding Notes has accelerated. On October 22, 1998, PRT Funding paid the bondholders an amount equal to a single interest payment ($4,941,000) while negotiations to restructure the notes continued. In connection with the Restructuring, PRT Funding paid deferred interest amounting to $6,768,000 to the bondholders on April 30, 1999. Interest due on such notes, exclusive of compound interest on amounts in arrears, amounts to $5,682,000 as of May 12, 1999.

ITEM 6.(A) - EXHIBITS

*10.1 Voting Agreement dated as of April 28, 1999 among GBCC, PCC, PRT Funding Corp., NJMI, HCC and the Consenting Holders of PRT Funding Notes.

_________________
* Incorporated by reference from the same-numbered exhibit included in GBCC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

ITEM 6.(B) - REPORTS ON FORM 8-K

       The Registrants did not file any reports on Form 8-K during the quarter ended March 31, 1999. The registrants filed their Annual Report on Form 10-K for the year ended December 31, 1998 with the Securities and Exchange Commission on March 31, 1999.

SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, each of the Registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PRT FUNDING CORP.
                                             PRATT CASINO CORPORATION
                                             ------------------------
                                                    Registrants

Date:  May 12, 1999                    By: /s/ John C. Hull
      ---------------                      -------------------------------------
                                               John C. Hull
                                           President and Chief Executive Officer