Form 10-Q
period 1999-06-30
PRT FUNDING CORP; PRATT CASINO CORP
filed 1999-08-16
CIK 912897, 912928

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1999
                                -------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ------------------  ------------------

Commission file number       33-69768
                             --------


                               PRT FUNDING CORP.
                           PRATT CASINO CORPORATION
   -------------------------------------------------------------------------
          (Exact name of each Registrant as specified in its charter)

               DELAWARE                                 75-2502289
               DELAWARE                                 75-2502292
--------------------------------------            ----------------------
 (States or other jurisdictions of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.'s)

      c/o Advanced Casino Systems Corporation
           200 Decadon Drive, Suite 100
          Egg Harbor Township, New Jersey                           08234
-------------------------------------------------------         --------------
 (Address of principal executive offices)                         (Zip Code)

(Registrants' telephone number, including area code):           (609) 441-0704
                                                                --------------
                               (Not Applicable)
                       ---------------------------------
            (Former name, former address, and former fiscal year,
                        if changed since last  report.)


   Indicate by check mark whether each of the Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                                                   -

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Registrant                      Class              Outstanding at August 12, 1999
--------------------------  -----------------------------  ------------------------------
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

   On January 5, 1998, GBHC, Holdings, and GB Property Funding Corp. ("GB Property Funding"), a wholly owned subsidiary of Holdings, each filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the supervision of the New Jersey Bankruptcy Court. On January 11, 1999, the New Jersey Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provides for the secured bondholders to receive new debt and equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. The plan is presently under review by the creditors and the New Jersey Bankruptcy Court.

   The filings of petitions for relief by Holdings and its subsidiaries resulted in a default under the indenture for the PRT Funding Notes; accordingly, the outstanding principal amount of the PRT Funding Notes has accelerated and is currently due and payable. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid to bondholders an amount equal to a single semiannual interest payment ($4.9 million) while negotiations to restructure the PRT Funding Notes continued. In connection with the Restructuring (as defined below), PRT Funding paid deferred interest amounting to $6.8 million to the bondholders on April 30, 1999.

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

   As part of the Restructuring, holders of the PRT Funding Notes will also receive 100% of the remaining assets of PCC and its subsidiaries not acquired by HCC. Such assets consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

   The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions for relief were filed on May 25, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court") and the related plan of reorganization was filed on May 26, 1999. The plan will require approval by the Delaware Bankruptcy Court as well as by various gaming regulatory organizations. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to jurisdiction of the Delaware Bankruptcy Court.

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

   The financial statements of PRT Funding and the consolidated financial statements of PCC as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, their respective financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly their respective financial positions as of June 30, 1999, their results of operations for the three and six month periods ended June 30, 1999 and 1998 and their cash flows for the six month periods ended June 30, 1999 and 1998.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in PRT Funding and PCC's 1998 Annual Report on Form 10-K.

                               PRT FUNDING CORP.
       (Debtor-in-Possession, wholly owned by Pratt Casino Corporation)

                                BALANCE SHEETS

                                    ASSETS

                                                         June 30,
                                                           1999        December 31,
                                                       (Unaudited)         1998
                                                       ------------  ------------
Current Assets:
 Cash                                                  $     1,000     $      8,000
 Notes receivable from affiliates, net of valuation
  allowances                                            36,738,000       43,500,000
                                                       -----------     ------------
                                                        36,739,000       43,508,000
                                                       -----------     ------------
  Deferred income taxes                                    482,000                -
                                                       -----------     ------------
                                                       $37,221,000     $ 43,508,000
                                                       ===========     ============


                     LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
 Current maturities of long-term debt                   $          -   $ 85,000,000
 Accrued interest payable                                          -     14,397,000
 Deferred income taxes                                       482,000              -
                                                        ------------   ------------
  Total current liabilities                                  482,000     99,397,000
                                                        ------------   ------------
Notes payable to affiliates                                        -     15,000,000
                                                        ------------   ------------
Liabilities subject to compromise:
  Long-term debt                                          85,000,000              -
  Notes payable to affiliates                             15,000,000              -
  Accrued interest payable                                12,459,000              -
                                                        ------------   ------------
                                                         112,459,000              -
                                                        ------------   ------------
Shareholder's deficit:
 Common stock, $1.00 par value per
  share, 1,000 shares authorized
  and outstanding                                              1,000          1,000
 Accumulated deficit                                     (75,721,000)   (70,890,000)
                                                        ------------   ------------
  Total shareholder's deficit                            (75,720,000)   (70,889,000)
                                                        ------------   ------------
                                                        $ 37,221,000   $ 43,508,000
                                                        ============   ============

          The accompanying introductory notes and notes to financial statements are an integral part of these balance sheets.

                               PRT FUNDING CORP.
       (Debtor-in-Possession, wholly owned by Pratt Casino Corporation)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                     Three Months Ended
                                                                          June 30,
                                                                  -------------------------
                                                                      1999         1998
                                                                  ------------  -----------

Revenues:
 Interest income                                                  $          -  $ 2,653,000
Expenses:
  Interest expense (contractual interest of $3,018,000 in 1999)      1,811,000    3,018,000
                                                                  ------------  -----------
Net loss before taxes                                               (1,811,000)    (365,000)
Tax provision                                                           (1,000)           -
                                                                  ------------  -----------
Net loss                                                          $ (1,812,000) $  (365,000)
                                                                  ============  ===========




          The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
       (Debtor-in-Possession, wholly owned by Pratt Casino Corporation)

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                      Six Months Ended
                                                                          June 30,
                                                                  -------------------------
                                                                      1999         1998
                                                                  ------------  -----------

Revenues:
 Interest income                                                  $         -   $5,306,000
Expenses:
 Interest expense (contractual interest of $6,037,000 in 1999)      4,830,000    6,037,000
                                                                  -----------   ----------
Net loss before taxes                                              (4,830,000)    (731,000)
Income tax provision                                                   (1,000)           -
                                                                  -----------   ----------
Net loss                                                          $(4,831,000)  $ (731,000)
                                                                  ===========   ==========




          The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
       (Debtor-in-Possession, wholly owned by Pratt Casino Corporation)

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                        --------------------------
                                                            1999          1998
                                                        ------------  ------------
OPERATING ACTIVITIES:
 Net loss                                               $(4,831,000)  $  (731,000)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
  Increase in receivable from affiliates                          -    (5,306,000)
  Decrease in accrued interest payable                   (1,938,000)    6,037,000
  Net change in other current assets and liabilities              -        (5,000)
                                                        -----------   -----------

   Net cash used in operating activities                 (6,769,000)       (5,000)
                                                        -----------   -----------

INVESTING ACTIVITIES:
 Collections on notes receivables                         6,762,000             -
                                                        -----------   -----------

 Net decrease in cash                                        (7,000)       (5,000)

 Cash at beginning of period                                  8,000        13,000
                                                        -----------   -----------

 Cash at end of period                                  $     1,000   $     8,000
                                                        ===========   ===========

          The accompanying introductory notes and notes to financial statements are an integral part of these financial statements.

                               PRT FUNDING CORP.
       (Debtor-in-Possession, wholly owned by Pratt Casino Corporation)

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

     On January 5, 1998, Holdings, GBHC and GB Property Funding Corp. ("GB Property Funding") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the supervision of the New Jersey Bankruptcy Court. On January 11, 1999, the New Jersey Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provides for the secured bondholders to receive new debt and equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. The plan is presently under review by the creditors and the New Jersey Bankruptcy Court.

     The filings for relief by Holdings and its subsidiaries resulted in a default under the indenture for PRT Funding's debt obligations; accordingly, the outstanding principal amount of the PRT Funding Notes accelerated and became due and payable. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the PRT Funding Notes continued. In connection with the Restructuring (as defined below), PRT Funding paid deferred interest amounting to $6,768,000 to the bondholders on April 30, 1999.

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

                               PRT FUNDING CORP.
       (Debtor-in-Possession, wholly owned by Pratt Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

operation and a consulting contract for HCC's Tunica, Mississippi gaming operation and its liabilities will consist of a newly issued promissory note in the principal amount of $40,329,000 payable to the Trustee for the PRT Funding noteholders. The voting agreement provides for HCC to immediately discharge the promissory note.

     As part of the Restructuring, holders of the PRT Funding Notes will also receive 100% of the remaining assets of PCC and its subsidiaries not acquired by HCC. Such assets consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

     The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions for relief were filed on May 25, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court") and the related plan of reorganization was filed on May 26, 1999. The plan will require approval by the Delaware Bankruptcy Court as well as by various gaming regulatory organizations. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to jurisdiction of the Delaware Bankruptcy Court. The accompanying financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," and include disclosure of liabilities subject to compromise. There can be no assurance at this time that the Restructuring will be successfully completed. The default under the indenture for PRT Funding's debt obligations raises substantial doubt about PRT Funding's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

     The financial statements of PRT Funding as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of PRT Funding as of June 30, 1999, its results of operations for the three and six month periods ended June 30, 1999 and 1998 and its cash flows for the six month periods ended June 30, 1999 and 1998.

(2)  Long-Term Debt

     On February 17, 1994, PRT Funding issued the PRT Funding Notes due April 15, 2004. Interest on the PRT Funding Notes accrued at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. As a result of the Chapter 11 filings by PCC and its subsidiaries discussed in Note 1, the accrual of interest on the PRT Funding Notes for periods subsequent to the filing has been suspended.

                               PRT FUNDING CORP.
       (Debtor-in-Possession, wholly owned by Pratt Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

The PRT Funding Notes are currently in default and will be replaced by new notes to be issued by PCC as part of the Restructuring (see Note 1).

     Proceeds of the PRT Funding Notes were loaned to various affiliates of PRT Funding on the same terms. The events of default under the PRT Funding Notes also resulted in the classification of such affiliate loans as currently due on the accompanying balance sheets at June 30, 1999 and December 31, 1998. Based on PRT Funding's evaluations of the realizability of the affiliate loans, a valuation allowance in the amount of $41,500,000 was provided for at both June 30, 1999 and December 31, 1998 and the notes receivable are shown net of such valuation allowance on the accompanying balance sheets. In addition, valuation allowances on the interest receivable from affiliates with respect to such notes amounting to $11,809,000 and $6,999,000 were provided for at June 30, 1999 and December 31, 1998, respectively.

     On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes due in February 2005 (the "Junior Subordinated Notes") and loaned the proceeds to various affiliates on the same terms. Interest on the Junior Subordinated Notes accrues at the rate of 14 5/8% per annum and is payable semiannually commencing August 17, 1994, with payment subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes. Because PCC has not met the financial coverage tests, no interest has been paid since the end of 1995. At June 30, 1999 and December 31, 1998, accrued interest of $8,275,000 and $7,398,000, respectively, was payable to GBCC with respect to the Junior Subordinated Notes and is included in interest payable on the accompanying balance sheets. At December 31, 1998, a valuation provision of $15,000,000 was provided to reduce the carrying amount of the affiliate notes receivable to their estimated realizable value. Valuation allowances have also been established to fully reserve the interest receivable on such notes in the amounts of $7,398,000 and $6,300,000, respectively, at June 30, 1999 and December 31, 1998. The Junior Subordinated Notes and related interest payable will be forgiven as part of the Restructuring.

     Interest paid during the six month period ended June 30, 1999 totaled $6,768,000. No interest was paid during the six month period ended June 30, 1998.

                               PRT FUNDING CORP.
       (Debtor-in-Possession, wholly owned by Pratt Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

(3)  Income Taxes

     Components of the provision for income taxes consisted of the following:

                                         Three Months Ended           Six Months Ended
                                              June 30,                    June 30,
                                       ---------------------   -----------------------------
                                          1999        1998         1999            1998
                                       ---------   ---------   -----------   ---------------
Current state tax provision            $  (1,000)  $       -   $    (1,000)  $             -
Deferred federal income tax benefit      560,000     112,000     1,494,000           226,000
Deferred state income tax benefit        163,000      33,000       435,000            66,000
Change in valuation allowance           (723,000)   (145,000)   (1,929,000)         (292,000)
                                       ---------   ---------   -----------   ---------------

                                       $  (1,000)  $       -   $    (1,000)  $             -
                                       =========   =========   ===========   ===============

     PRT Funding's operations are included in the consolidated federal income tax return of GBCC. Pursuant to agreements between PCC and GBCC, PRT Funding's provision for federal income taxes is calculated as if a separate federal return were filed. No payments have been made under the tax allocation agreements during either of the six month periods ended June 30, 1999 or 1998.

     At June 30, 1999, PRT Funding has tax net operating loss carryforwards of approximately $1,725,000, none of which expire before 2009 for federal purposes and 2006 for state purposes. In addition, at June 30, 1999 and December 31, 1998, PRT Funding had valuation provisions on affiliate receivables (see Notes 2 and 4) resulting in deferred tax assets of $24,720,000 and $22,652,000, respectively. At June 30, 1998, PRT Funding also had a deferred tax liability of $482,000 with respect to the non-recognition of interest expense on its debt subject to compromise.

     Statement of Financial Accounting Standards No. 109 ("SFAS 109") requires that the tax benefit of net operating loss carryforwards and other deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to the limited operations of PRT Funding and questions regarding its ability to continue as a going concern, management is unable to determine that realization of such asset is more likely than not and, thus, has provided a valuation allowance for the entire deferred tax asset at June 30, 1999 and December 31, 1998.

(4)  Notes Receivable

     GBHC issued a promissory note in the amount of $10,000,000 to PRT Funding on February 17, 1994 in exchange for $10,000,000 of the proceeds PRT Funding received with respect to the Junior Subordinated Notes. The promissory note accrues interest at the rate of 14 5/8% per annum payable semiannually commencing on August 17, 1994 with the principal due on February 17, 2005. Interest income on the accompanying statement of operations for the three and six month periods ended June 30, 1999 is shown net of full valuation reserves of $365,000 and $731,000, respectively. As a result of the Chapter 11 filings, PRT Funding has evaluated the collectability of such note and, as previously described in Note 2, has established valuation allowances to fully reserve the $10,000,000 note together with the

                               PRT FUNDING CORP.
       (Debtor-in-Possession, wholly owned by Pratt Casino Corporation)

                   NOTES TO FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

related interest due from GBHC of $4,932,000 and $4,200,000, respectively, at June 30, 1999 and December 31, 1998. On September 2, 1998, various subsidiaries of GBCC and HCC entered into an agreement (the "Settlement Agreement") with Holdings, GB Property Funding and GBHC. Although PRT Funding was not a direct party to the Settlement Agreement, the Settlement Agreement provides, among other things, that GBHC preserves whatever rights of offset, if any, it might have with respect to the $10,000,000 notes and related interest against certain other obligations owed to GBHC by another GBCC subsidiary.

(5)  Litigation

     On May 25, 1999, PCC, PRT Funding and NJMI filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Delaware Bankruptcy Court. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each Company's executive officers and directors as of the date of the filing remain in office, subject to the jurisdiction of the Delaware Bankruptcy Court. On May 26, 1999, PCC, PRT Funding and NJMI filed a joint plan of reorganization with the Delaware Bankruptcy Court.

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the supervision of the New Jersey Bankruptcy Court. On January 11, 1999, the New Jersey Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. On June 1, 1999, a plan of reorganization was filed by the debtors with the bankruptcy court. The reorganization plan, as filed, provides for the secured bondholders to receive new debt and equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. The plan is presently under review by the creditors and the New Jersey Bankruptcy Court.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                      June 30,
                                                        1999      December 31,
                                                     (Unaudited)      1998
                                                     -----------  -------------
Current Assets:
 Cash and cash equivalents                           $1,069,000     $3,746,000
 Due from affiliates                                    211,000        237,000
 Refundable deposits and other
  current assets                                        278,000        114,000
                                                     ----------     ----------

  Total current assets                                1,558,000      4,097,000
                                                     ----------     ----------

Investment in Limited Partnership                     2,057,000      3,104,000
                                                     ----------     ----------

Property and Equipment:
Operating equipment                                           -          3,000
Less - accumulated depreciation and
  amortization                                                -         (3,000)
                                                     ----------     ----------

  Net property and equipment                                  -              -
                                                     ----------     ----------

Other Assets:
 Due from affiliates, net of valuation allowances             -         30,000
 Deferred income taxes                                  482,000              -
 Other assets                                                 -          8,000
                                                     ----------     ----------

   Total other assets                                   482,000         38,000
                                                     ----------     ----------

                                                     $4,097,000     $7,239,000
                                                     ==========     ==========

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND SHAREHOLDER'S DEFICIT

                                                 June 30,
                                                   1999        December 31,
                                               (Unaudited)         1998
                                              --------------  --------------
Current Liabilities:
 Current maturities of long-term debt         $           -   $  85,000,000
 Accounts payable                                   104,000          83,000
 Accrued liabilities -
   Interest                                               -      14,397,000
   Other                                                  -           4,000
 Due to affiliates                                    6,000         342,000
 Deferred income taxes                              482,000               -
                                              -------------   -------------

   Total current liabilities                        592,000      99,826,000
                                              -------------   -------------

Liabilities subject to compromise               112,757,000               -
                                              -------------   -------------

Long-Term Debt                                            -      15,000,000
                                              -------------   -------------

Commitments and Contingencies

Shareholder's Deficit:
 Common stock $1.00 par value per share,
   1,000 shares authorized and outstanding            1,000           1,000
 Accumulated deficit                           (109,253,000)   (107,588,000)
                                              -------------   -------------

   Total shareholder's deficit                 (109,252,000)   (107,587,000)
                                              -------------   -------------

                                              $   4,097,000   $   7,239,000
                                              =============   =============

          The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                        Three Months Ended
                                                                              June 30,
                                                                  ---------------------------------
                                                                      1999                 1998
                                                                  -----------          -----------
Management and consulting fees                                    $   300,000          $ 1,044,000

General and administrative expenses                                   101,000              319,000
                                                                  -----------          -----------

Income from operations                                                199,000              725,000
                                                                  -----------          -----------

Non-operating income (expense):
 Interest income                                                       30,000               76,000
 Interest expense (contractual interest of $3,018,000 in 1999)     (1,811,000)          (3,018,000)
 Equity in earnings of Limited
  Partnership                                                       1,068,000              712,000
 Equity in earnings of GB Holdings, Inc.                                    -              619,000
 Restructuring costs                                                 (263,000)            (984,000)
                                                                  -----------          -----------

  Total non-operating expense, net                                   (976,000)          (2,595,000)
                                                                  -----------          -----------

Loss before income taxes                                             (777,000)          (1,870,000)
Income tax provision                                                   (1,000)              (3,000)
                                                                  -----------          -----------

Net loss                                                          $  (778,000)         $(1,873,000)
                                                                  ===========          ===========




          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                  --------------------------------
                                                                        1999             1998
                                                                  -------------      -------------
Management and consulting fees                                    $     600,000      $   2,510,000

General and administrative expenses                                     265,000            800,000
                                                                  -------------      -------------

Income from operations                                                  335,000          1,710,000
                                                                  -------------      -------------

Non-operating income (expense):
 Interest income                                                         86,000            140,000
 Interest expense (contractual interest of $6,037,000 in 1999)       (4,830,000)        (6,037,000)
 Equity in earnings of Limited
  Partnership                                                         3,090,000          2,632,000
 Equity in earnings of GB Holdings, Inc.                                      -          3,254,000
 Restructuring costs                                                   (345,000)        (1,044,000)
                                                                  -------------      -------------

  Total non-operating expense, net                                   (1,999,000)        (1,055,000)
                                                                  -------------      -------------

(Loss) income before income taxes                                    (1,664,000)           655,000
Income tax provision                                                     (1,000)        (1,395,000)
                                                                  -------------      -------------

Net loss                                                            $(1,665,000)     $    (740,000)
                                                                  =============      =============




          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
            (Debtors-in-Possession, wholly owned by PPI Corporation)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                           -----------------------------
                                                                               1999             1998
                                                                           -------------     -----------
OPERATING ACTIVITIES:
 Net loss                                                                  $  (1,665,000)    $  (740,000)
 Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Provision for doubtful accounts                                                 56,000         141,000
  Equity in earnings of Limited Partnership                                   (3,090,000)     (2,632,000)
  Distributions received from Limited Partnership                              4,137,000       3,089,000
  Equity in earnings of GB Holdings, Inc.                                              -      (3,254,000)
  (Decrease) increase in accounts payable and other accrued liabilities       (1,997,000)      6,361,000
  Net change in other current assets and liabilities                            (126,000)       (258,000)
  Net change in other noncurrent assets and liabilities                            8,000       1,225,000
                                                                           -------------     -----------

  Net (decrease) increase in cash and cash equivalents                        (2,677,000)      3,932,000
      Cash and cash equivalents at beginning of period                         3,746,000       2,231,000
                                                                           -------------     -----------

      Cash and cash equivalents at end of period                           $   1,069,000     $ 6,163,000
                                                                           =============     ===========




    The accompanying introductory notes and notes to consolidated financial statements are an integral part of these consolidated statements.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Organization, Business and Basis of Presentation

     Pratt Casino Corporation ("PCC") is a Delaware corporation and a wholly owned subsidiary of PPI Corporation, a New Jersey corporation which is wholly owned by Greate Bay Casino Corporation ("GBCC"). Prior to December 31, 1998, PCC also owned all of the common stock of GB Holdings, Inc. ("Holdings"), the parent of Greate Bay Hotel and Casino, Inc. ("GBHC"), a New Jersey corporation which owns the Sands Hotel and Casino in Atlantic City, New Jersey (the "Sands"). Effective on December 31, 1998, PCC transferred 21% of its ownership in Holdings to an entity owned by certain of GBCC's officers and directors in order to comply with the terms of a legal settlement agreement (see Note 8). Prior to July 7, 1998, the Sands was managed by New Jersey Management, Inc. ("NJMI"), also a wholly owned subsidiary of PCC. PCC also earns management and consulting fees with respect to gaming facilities owned by Hollywood Casino Corporation ("HCC") which, prior to December 31, 1996, owned approximately 80% of the common stock of GBCC.

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

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Bankruptcy Court"). Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the supervision of the New Jersey Bankruptcy Court. On January 11, 1999, the New Jersey Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provides for the secured bondholders to receive new debt and equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. The plan is presently under review by the creditors and the New Jersey Bankruptcy Court.

   The filings under Chapter 11 by Holdings and its subsidiaries resulted in a default under the indenture for PRT Funding's debt obligations; accordingly, the outstanding principal amount of the PRT Funding Notes accelerated and became due and payable. As a result of the Chapter 11 filings, GBHC filed a motion seeking to reject the Sands' management contract with NJMI which was granted by the New Jersey Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note 8), GBCC and GBHC may no longer assert claims against each other with respect to the management agreement and, with the passage of time, the cancellation thereof. PCC, as guarantor of the PRT Funding Notes, does not have sufficient assets to satisfy the outstanding amounts applicable to the PRT Funding Notes. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4,941,000) while negotiations to restructure the

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

PRT Funding Notes continued. In connection with the Restructuring (as defined below), PRT Funding paid deferred interest amounting to $6,768,000 to the bondholders on April 30, 1999.

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

     As part of the Restructuring, holders of the PRT Funding Notes will also receive 100% of the remaining assets of PCC and its subsidiaries not acquired by HCC. Such assets consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

     The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions were filed on May 25, 1999 in the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court") and the related plan of reorganization was filed on May 26, 1999. The plan will require approval by the Delaware Bankruptcy Court as well as by various gaming regulatory organizations. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the Delaware Bankruptcy Court.

     The accompanying financial statements have been prepared in accordance with Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," and include disclosure of liabilities subject to compromise. There can be no assurance at this time that the Restructuring will be successfully completed. The default under the indenture for PRT Funding's debt obligations raises substantial doubt about PCC's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Except as noted in the following paragraph, the accompanying consolidated financial statements include the operating activities and cash flows of PCC and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

     As a result of the Chapter 11 filings by Holdings and its subsidiaries discussed above, PCC's control over the filing subsidiaries is subject to supervision of the New Jersey Bankruptcy Court and PCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Prior to July 7, 1998, NJMI was responsible for the operations of the Sands under a management agreement with GBHC (see Note 5). On May 22, 1998, GBHC filed a motion with the New Jersey Bankruptcy Court seeking to reject the existing management agreement with NJMI. A substitute agreement (the "Interim Agreement") was entered into on June 27, 1998 and approved by the New Jersey Bankruptcy Court on July 7, 1998. Under the Interim Agreement, NJMI continued to provide certain agreed upon services to GBHC until

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

September 28, 1998. Furthermore, as the result of a settlement agreement reached by GBCC and Holdings during September 1998 (see Note 8), PCC no longer controls the management of the Sands. Accordingly, Holdings, GB Property Funding and GBHC are no longer included on the accompanying consolidated balance sheets. During the period from January 1, 1998 through June 30, 1998, the operations of Holdings and its subsidiaries were accounted for under the equity method of accounting (see Note 7). As a result of PCC no longer controlling the operations of the Sands, the expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, PCC's investment in Holdings and its subsidiaries was revalued to a zero basis effective on July 1, 1998. Accordingly, for periods subsequent to June 30, 1998, PCC is accounting for its investment in Holdings under the cost method of accounting.

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

     In June 1998, the FASB issued a new statement, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), which, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires, among other things, that derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives may, depending on circumstances, be recognized in earnings or deferred as a component of shareholders' equity until a hedged transaction occurs. PCC does not believe the adoption of SFAS 133 will have a significant impact on its financial position or results of operations.

     The financial statements of PCC as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of PCC as of June 30, 1999, the results of its operations for the three and six month periods ended June 30, 1999 and 1998 and its cash flows for the six month periods ended June 30, 1999 and 1998.

(2)  Long-Term Debt and Pledge of Assets

     On February 17, 1994, PRT Funding issued the PRT Funding Notes due April 15, 2004. Interest on the PRT Funding Notes accrued at the rate of 11 5/8% per annum, payable semiannually commencing October 15, 1994. Certain of the indentures to PCC's indebtedness contained cross-default provisions with first mortgage notes issued by GB Property Funding. The petitions for relief filed by Holdings and its subsidiaries resulted in a default under the indenture for the PRT Funding Notes. Accordingly, the outstanding principal amount of the PRT Funding Notes accelerated, became due and payable and was classified as current on the accompanying consolidated balance sheets at December 31, 1998. As the result of the subsequent Chapter 11 filings by PCC and its subsidiaries, the debt obligations and related accrued interest are included in Liabilities Subject to Compromise on the accompanying consolidated balance sheet at June 30, 1999 (see Note 3). The PRT Funding Notes will be replaced by a new note to be issued by PCC as part of the Restructuring (see Note 1).

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

     On February 17, 1994, PRT Funding issued $15,000,000 of junior subordinated notes (the "Junior Subordinated Notes"). The Junior Subordinated Notes are due in February 2005 and bear interest at the rate of 14 5/8% per annum which, subject to PCC, the guarantor, meeting certain financial coverage and other payment restriction tests required by the indenture for the PRT Funding Notes, is payable semiannually commencing August 17, 1994. Because PCC has not met the financial coverage tests, no interest has been paid since the end of 1995. The Junior Subordinated Notes and related interest payable are included in Liabilities Subject to Compromise on the accompanying consolidated balance sheet at June 30, 1999 (see Note 3) and would be forgiven as part of the Restructuring.

     Interest paid during the six month period ended June 30, 1999 totaled $6,768,000. No interest was paid during the six month period ended June 30, 1998.

(3)  Liabilities Subject to Compromise

     Liabilities subject to compromise under PCC's plan of reorganization as filed with the Delaware Bankruptcy Court consist of the following:

     PRT Funding Notes                                                 $  85,000,000
     Junior Subordinated Notes                                            15,000,000
     Accrued interest                                                     12,459,000
     Accounts payable and accrued liabilities                                 17,000
     Due to affiliates                                                       281,000
                                                                       -------------

                                                                       $ 112,757,000
                                                                       =============

(4)  Income Taxes

     Components of the provision for income taxes consist of the following:

                                                                    Three Months Ended              Six Months Ended
                                                                         June 30,                        June 30,
                                                                   -----------------------     ------------------------------
                                                                     1999         1998             1999           1998
                                                                   ----------    ---------     -----------     --------------
Federal income tax (provision
 for) benefit:
  Current                                                          $        -    $       -     $         -     $   (1,392,000)
  Deferred                                                            260,000      982,000         563,000          2,202,000
State income tax (provision)
 benefit:
  Current                                                              (1,000)      (3,000)         (1,000)            (3,000)
  Deferred                                                             61,000       70,000         226,000            481,000
Change in valuation allowance                                        (321,000)  (1,052,000)       (789,000)        (2,683,000)
                                                                   ----------   ----------     ------------    --------------

                                                                   $   (1,000)   $  (3,000)    $    (1,000)    $   (1,395,000)
                                                                   ==========   ==========     ===========     ==============

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

     PCC is included in the consolidated federal income tax return of GBCC. Pursuant to tax allocation agreements, PCC's provision for federal income taxes is based on the amount of tax which would be provided if a separate federal income tax return were filed.

     No federal tax payments were made during the six month period ended June 30, 1999. PCC made federal tax payments under the tax allocation agreements totaling $5,000 during the six month period ended June 30, 1998. State taxes paid by PCC during the six month period ended June 30, 1999 totaled $1,000. No such payments were made during the six month period ended June 30, 1998.

     Deferred income taxes result primarily from the provision of valuation allowances on affiliate receivables, the write off of deferred financing costs and differences in the timing of deductions taken between tax and financial reporting purposes for certain restructuring costs.

     At June 30, 1999, PCC and its subsidiaries have net operating loss carryforwards ("NOL's") for federal and state tax purposes totaling approximately $3,050,000 and $10,800,000, respectively. The federal tax NOL's do not begin to expire until 2009 and most of the state tax NOL's expire by 2003. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") requires that the tax benefit of NOL's and deferred tax assets resulting from temporary differences be recorded as an asset and, to the extent that management can not assess that the utilization of all or a portion of such NOL's and deferred tax assets is more likely than not, a valuation allowance should be recorded. Due to (i) the continued availability of NOL's originating in prior years for federal and state tax purposes, (ii) the limited operations of PCC following the December 31, 1998 deconsolidation for federal income tax purposes of Holdings, PCC's most significant operating subsidiary, and (iii) questions regarding PCC's ability to continue as a going concern, management is unable to determine that the realization of such asset is more likely than not and, thus, has provided valuation allowances for the entire deferred tax asset at both June 30, 1999 and December 31, 1998.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

            NOTES TO CONSOLIDATION FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

     The components of PCC's net deferred tax asset as of June 30, 1999 and December 31, 1998 are as follows:



                                         June 30,    December 31,
                                           1999          1998
                                       -----------   -------------

Deferred tax assets:
 Net operating loss carryforward       $ 2,010,000    $   760,000
 Allowance for doubtful accounts            56,000        102,000
 Write off deferred financing costs        685,000        756,000
 Restructuring costs                       756,000        618,000
                                       -----------    -----------

  Total deferred tax assets              3,507,000      2,236,000

Deferred tax liability:
 Interest expense not recognized          (482,000)             -
                                       -----------    -----------
                                         3,025,000      2,236,000

Valuation allowance                     (3,025,000)    (2,236,000)
                                       -----------    -----------

                                       $         -    $         -
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

(5)  Transactions with Related Parties

     As a result of the Chapter 11 filings by Holdings and its subsidiaries discussed in Note 1, the assets and liabilities of Holdings and its subsidiaries are not included on the accompanying consolidated balance sheets at June 30, 1999 and December 31, 1998. Accordingly, intercompany receivables and payables with Holdings and its subsidiaries are considered balances outstanding with affiliates and transactions with Holdings and its subsidiaries are considered transactions with affiliates.

     Prior to May 1, 1998, NJMI was responsible for the operations of the Sands under a management agreement with GBHC. Under such agreement, NJMI was entitled to receive annually (i) a basic consulting fee of 1.5% of "adjusted gross revenues," as defined, and (ii) incentive compensation of between

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

            NOTES TO CONSOLIDATION FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

5% and 7.5% of gross operating profits in excess of certain stated amounts should annual "gross operating profits," as defined, exceed $5,000,000. On May 22, 1998, GBHC filed a motion with the New Jersey Bankruptcy Court seeking to reject the existing management agreement with NJMI. The Interim Agreement was entered into on June 27, 1998 and was approved by the New Jersey Bankruptcy Court on July 7, 1998. Under the Interim Agreement, effective as of May 1, 1998 and terminating on September 28, 1998, NJMI continued to provide certain agreed upon services to GBHC at a monthly fee of $165,000 of which $122,000 was paid on a monthly basis in arrears and the remaining $43,000 was deferred and is to be paid upon confirmation of GBHC's plan of reorganization by the New Jersey Bankruptcy Court. All management fees terminated upon the granting of GBHC's motion to reject the management contract by the New Jersey Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note 8), GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof.

     Fees earned by NJMI under the management agreement and Interim Agreements amounted to $744,000 and $1,910,000, respectively, during the three and six month periods ended June 30, 1998. Management fees receivable from the Sands at June 30, 1999 and December 31, 1998 amounted to $211,000 and $267,000, respectively, net of a valuation allowance of $167,000 and $115,000, respectively. Of the amount receivable at December 31, 1998, $30,000, net of the aforementioned valuation allowance, which was earned prior to GBHC's bankruptcy filing, was included in noncurrent due from affiliates on the accompanying consolidated balance sheet and is subject to terms of a reorganization plan which requires confirmation by the Bankruptcy Court (see Note 8). Such amount was fully reserved during the second quarter of 1999.

     HWCC - Tunica, Inc. ("HCT"), a wholly owned subsidiary of HCC, owns and operates a gaming and lodging facility in Tunica County, Mississippi (the "Tunica Casino") which commenced operations in August 1994. Pursuant to a consulting agreement with HCT which expires in December 2003, PCC receives monthly consulting fees of $100,000. Such fees amounted to $300,000 and $600,000, respectively, for each of the three and six month periods ended June 30, 1999 and 1998.

     Interest expense incurred with respect to the Junior Subordinated Notes (Note 2) amounted to $329,000 and $877,000, respectively, during the three and six month periods ended June 30, 1999. Interest due to GBCC on the Junior Subordinated Notes of $8,275,000 and $7,398,000, respectively, is included in liabilities subject to compromise and in interest payable on the accompanying consolidated balance sheets at June 30, 1999 and December 31, 1998. Repayment of such borrowings from GBCC and the payment of the related interest are subject to the terms of the plan or reorganization which requires confirmation by the Delaware Bankruptcy Court. The accrual of interest on the affiliate advances for the periods subsequent to the filing under Chapter 11 has been suspended.

     GBHC issued a promissory note in the amount of $10,000,000 on February 17, 1994 to PRT Funding. Such note accrues interest at the rate of 14 5/8% per annum and is payable semiannually commencing on August 17, 1994. The principal amount of the note is due on February 17, 2005. During the first quarter of 1997, PCC loaned $5,000,000 to GBHC for working capital purposes. Such borrowing accrues interest at the rate of 14 5/8% per annum payable semiannually commencing July 15, 1997. As a result of (i) GBHC no longer being included as a consolidated subsidiary and (ii) GBHC's filing under Chapter 11 making prospects for ultimate collection doubtful, the notes, together with accrued interest

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

            NOTES TO CONSOLIDATION FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

receivable aggregating $3,458,000, were reflected as an adjustment to PCC's negative investment in Holdings at December 31, 1997. Interest income on the notes has not been recognized for periods subsequent to GBHC's filing under Chapter 11 on January 5, 1998. In accordance with certain provisions of the September 1998 settlement agreement with GBCC (see Note 8), GBHC preserves whatever rights of offset, if any, it might have with respect to an advance made by GBHC to another GBCC subsidiary against the $10,000,000 and $5,000,000 loans described above. The notes, together with accrued interest of $6,749,000 and $5,652,000, are fully reserved on the accompanying consolidated balance sheets at June 30, 1999 and December 31, 1998, respectively.

     Prior to the September 1998 settlement agreement (see Note 8), PCC and its subsidiaries performed certain services for GBHC and billed GBHC for such services. Similarly, PCC and its subsidiaries were charged for certain legal, accounting and other expenses incurred by GBCC and HCC and their respective subsidiaries that related to PCC's business. For the three and six month periods ended June 30, 1998, billings to GBHC amounted to $21,000 and $42,000, respectively, and charges from affiliates amounted to $237,000 and $502,000, respectively.

(6)  Investment in Limited Partnership

     During February 1994, PCC acquired a limited partnership interest in Pratt Management, L.P. ("PML"), a limited partnership which, since February 17, 1994, has managed a riverboat gaming and entertainment complex owned by HCC and located in Aurora, Illinois (the "Aurora Casino"). PML earned management fees amounting to $1,612,000 and $1,279,000, respectively, during the three month periods ended June 30, 1999 and 1998 and $4,212,000 and $3,825,000, respectively, during the six month periods ended June 30, 1999 and 1998. PML also incurred operating and other expenses amounting to $284,000 and $309,000, respectively, during the three month periods ended June 30, 1999 and 1998 and $591,000 and $666,000, respectively, during the six month periods ended June 30, 1999 and 1998. In accordance with certain terms of the Partnership Agreement, PCC, as limited partner, receives 1% of the first $84,000 of net income earned by the partnership each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner.

(7)  Equity in Earnings of GB Holdings, Inc.

     As discussed in Note 1, the operations of Holdings and its subsidiaries were accounted for under the equity method of accounting for the six month period from January 1, 1998 through June 30, 1998. Due

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

            NOTES TO CONSOLIDATION FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

to the significance of Holdings' operations, summarized consolidated results of operations of Holdings and its subsidiaries for the three and six month periods from January 1, 1998 through June 30, 1998 are set forth below. Transactions with Holdings and its subsidiaries are included in Note 5.


                                          Three Months Ended   Six Months Ended
                                             June 30, 1998       June 30, 1998
                                          -------------------  -----------------

Net revenues                                $     58,453,000     $  114,066,000
                                            ----------------     --------------

Departmental expenses                             50,214,000         95,499,000
General and administrative  expenses               3,134,000          7,115,000
Depreciation and amortization                      2,926,000          5,825,000
                                            ----------------     --------------

   Total operating expenses                       56,274,000        108,439,000
                                            ----------------     --------------

Income from operations                             2,179,000          5,627,000
                                            ----------------     --------------


Interest, net                                        170,000            430,000
Gain on disposal of assets                                 -             28,000
                                            ----------------     --------------

   Total non-operating income                        170,000            458,000
                                            ----------------     --------------

Income before taxes and other items                2,349,000          6,085,000
Income tax provision                                       -                  -
                                            ----------------     --------------

Income before other items                          2,349,000          6,085,000
Reorganization and other related costs            (1,730,000)        (2,831,000)
                                            ----------------     --------------

Net income                                       $   619,000       $  3,254,000
                                            ================     ==============

(8)  Litigation

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the supervision of the New Jersey Bankruptcy Court. On January 11, 1999, the New Jersey Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. On June 1, 1999, a plan of reorganization was filed formally by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provides for the secured bondholders to receive new debt and equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. The plan is presently under review by the creditors and the New Jersey Bankruptcy Court.

     The filings of petitions for relief by Holdings and its subsidiaries resulted in a default and automatic acceleration under the indenture for the PRT Funding Notes.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

            NOTES TO CONSOLIDATION FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

     On April 28, 1999, PCC, PRT Funding, NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement with HCC which provides for the Restructuring of the PRT Funding Notes. The agreement provides for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino and its liabilities will consist of a newly issued promissory note in the principal amount of $40,329,000 payable to the Trustee for the PRT Funding noteholders. The voting agreement provides for HCC to immediately discharge the promissory note.

     As part of the Restructuring, holders of the PRT Funding Notes will also receive 100% of the remaining assets of PCC and its subsidiaries not acquired by HCC. Such assets consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

     The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions for relief were filed on May 25, 1999 in the Delaware Bankruptcy Court and the related plan of reorganization was filed on May 26, 1999. The plan will require approval by the Delaware Bankruptcy Court as well as by various gaming regulatory organizations. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to jurisdiction of the Delaware Bankruptcy Court.

     On May 22, 1998, GBHC filed a motion with the New Jersey Bankruptcy Court seeking to reject the management agreement with NJMI (see Note 5). The Interim Agreement was entered into and approved by the New Jersey Bankruptcy Court on July 7, 1998 and the motion to reject the management agreement was approved by the New Jersey Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement described below, GBCC and GBHC may no longer assert claims against each other with respect to the operation of the management contract and, with the passage of time, the cancellation thereof.

     On July 27, 1998, GBHC filed an action in the New Jersey Bankruptcy Court against GBCC seeking, among other things, to enjoin GBCC from using the tax NOL's of GBHC. On September 2, 1998, GBCC reached a settlement with GBHC which was approved by the New Jersey Bankruptcy Court. The terms of the settlement agreement provided, among other things, that GBHC be included in the consolidated federal income tax return of GBCC for 1997 and 1998 enabling GBCC to utilize GBHC's tax NOL's. The agreement also provided that on or before December 31, 1998, GBCC would cause Holdings and its subsidiaries to be deconsolidated from GBCC for federal income tax purposes by means of transferring 21% of the stock ownership of Holdings to an unconsolidated entity. Such transfer was accomplished effective as of December 31, 1998.

     On April 22, 1999 GBHC filed a motion with the New Jersey Bankruptcy Court seeking to disallow NJMI's pre-petition claims (see Note 5). The motion to disallow is currently scheduled to be heard by the New Jersey Bankruptcy Court in September 1999.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

            NOTES TO CONSOLIDATION FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

     On October 8, 1998, GBCC and HCC filed a complaint in the District Court of Dallas County, Texas against Arthur Andersen LLP, PCC's former independent accountants, and selected partners alleging negligent advice and breach of contract with respect to the tax consequences resulting from the spin-off of GBCC's stock to HCC's shareholders on December 31, 1996. The lawsuit is currently in the discovery stage.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

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

LIQUIDITY AND CAPITAL RESOURCES

     Prior to 1998, cash flow from management and consulting services, specifically the PML limited partnership interest held by PCC, the Tunica Consulting Contract and the Sands Management Contract, were sufficient to meet debt service obligations on the PRT Funding Notes ($9.9 million annually) and, when permitted by the PRT Funding Note indenture, on the Junior Subordinated Notes.

     As a consequence of the Chapter 11 filing by Holdings, GB Property Funding and GBHC, PRT Funding is in default on the $85 million principal amount of PRT Funding Notes which, together with accrued interest, accelerated and became immediately due and payable. The bankruptcy filing of GBHC also permitted it to reject the Sands Management Agreement, an important source of funds for debt service on the PRT Funding Notes. Management of GBHC requested modification to the fee arrangement under the Sands management agreement and reserved its right to reject the agreement. A modified agreement was entered into effective May 1, 1998, and expired on September 28, 1998, which reduced the monthly fee to $165,000 compared to an average monthly fee of $532,000 during the same period in 1997. GBHC's motion to reject the management agreement was approved by the New Jersey Bankruptcy Court on September 28, 1998. As a consequence of the September 1998 settlement agreement (see Note 8 of Notes to Consolidated Financial Statements of PCC), GBCC and GBHC may no longer assert claims against each other with respect to the management agreement and, with the passage of time, the cancellation thereof. PCC does not have the financial resources or the capacity to borrow sufficient cash to satisfy the $85 million principal amount of the PRT Funding Notes which have accelerated. PRT Funding deferred payment of interest due on the April 15 and October 15, 1998 and April 15, 1999 interest payment dates. On October 22, 1998, PRT Funding paid to the bondholders an amount equal to a single semiannual interest payment ($4.9 million) while negotiations to restructure the PRT Funding Notes continued. In connection with the Restructuring, PRT Funding paid deferred interest amounting to $6.8 million to the bondholders on April 30, 1999.

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS(Continued)

     As part of the Restructuring, holders of the PRT Funding Notes will also receive 100% of the remaining assets of PCC and its subsidiaries not acquired by HCC. Such assets consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

     The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions for relief were filed on May 25, 1999 in the Delaware Bankruptcy Court and the related plan of reorganization was filed on May 26, 1999. The plan will require approval by the Delaware Bankruptcy Court as well as by various gaming regulatory organizations. There can be no assurance at this time that the Restructuring will be successfully completed. Accordingly, there is substantial doubt about the ability of PCC to continue as a going concern.

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

     As a result of the filings, the Sands has sufficient cash flow to continue normal operations while it seeks to develop a plan of reorganization for submission to its creditors and the New Jersey Bankruptcy Court. Capital expenditures, other than normal recurring capital expenditures in the ordinary course of business, will require prior approval of the New Jersey Bankruptcy Court. The New Jersey Bankruptcy Court has approved a $13.6 million, two-year capital expenditure program including $7.1 million for rooms renovations and $6.5 million for the replacement of slot machines. On January 11, 1999, the New Jersey Bankruptcy Court terminated the debtor's exclusive right to file a plan of reorganization. On June 1, 1999, a plan of reorganization was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provides for the secured bondholders to receive new debt and equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. The plan is presently under review by the creditors and the New Jersey Bankruptcy Court. There can be no assurance at this time that GBHC's plan of reorganization, as submitted, will be accepted by its creditors or the New Jersey Bankruptcy Court. In any event, it is not anticipated that PCC will retain a substantial equity position in Holdings as a result of a reorganization and, accordingly, it is not anticipated that the Holdings group will contribute significantly to the future cash flows of PCC.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS(Continued)


RESULTS OF OPERATIONS

     General

     As a result of the filings by Holdings, GB Property Funding and GBHC, PCC's control over the filing subsidiaries is subject to the supervision of the New Jersey Bankruptcy Court. PCC does not expect to have ownership or operating control of such subsidiaries after reorganization. Accordingly, the accompanying consolidated statements of operations for the three and six month periods ended June 30, 1998 reflect the operations of the filing subsidiaries under the equity method of accounting and for the three and six month periods ended June 30, 1999 under the cost method of accounting.

     Management and Consulting Fees

     Management and consulting fees declined $744,000 (71.3%) and $1,910,000 (76.1%), respectively, for the three and six month periods ended June 30, 1999 compared to the 1998 periods. The 1999 decreases are due to the elimination of management fees as a result of the termination of the NJMI management contract with the Sands. A motion to reject the management contract was granted by the New Jersey Bankruptcy Court on September 28, 1998.

     General and Administrative Expenses

     General and administrative expenses for PCC decreased $218,000 (68.3%) and $535,000 (66.9%), respectively, for the three and six month periods ended June 30, 1999 compared to 1998. Declines in overhead costs associated with the management of the Sands were partially offset by increases in administrative costs which are no longer shared with GBHC.

     Interest

     The decreases in interest income for PCC were not significant from a monetary standpoint during the three and six month periods ended June 30, 1999 compared with 1998 and result from reductions in cash available for investment purposes. The three and six month period reductions in interest expense of $1.2 million (40%) and $1.2 million (20%), respectively, result from the suspension of interest for periods subsequent to the Chapter 11 filings by PCC and its subsidiaries. Contractual interest obligations remain unchanged from the prior year periods.

     Equity in Earnings of Limited Partnership

     Effective February 17, 1994, PCC acquired the limited partnership interest in PML, a limited partnership which earns management fees from the operation of the Aurora Casino. The Agreement of Limited Partnership of PML provides for distributions to PCC of 1% of the first $84,000 of net income earned by PML each month and 99% of any net income earned above such amount, with all remaining income distributed to the general partner. PCC's equity in the earnings of PML increased by $356,000 (50%) and $458,000 (17.4%), respectively, during the three and six month periods ended June 30, 1999 compared with the 1998 periods. The 1999 increases reflect improved management fees earned by PML which are based, in part, on the operating results of the Aurora Casino.

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (Continued)


     Equity in Earnings of GB Holdings, Inc.

     PCC's equity in the earnings of Holdings for the three and six month periods ended June 30, 1998 amounted to $619,000 and $3,254,000, respectively. As a result of PCC no longer controlling the operations of the Sands, the continued expectation that ownership control of Holdings will only be temporary and the September 1998 settlement agreement which resolved certain significant uncertainties, PCC's investment in Holdings and its subsidiaries was revalued to a zero basis effective on July 1, 1998 and PCC is no longer recognizing equity in the earnings of Holdings and its subsidiaries.

     Restructuring Costs

     Restructuring costs during the three and six month periods ended June 30, 1999 declined $721,000 (73.3%) and $699,000 (67%) compared with the same periods of 1998. Professional fees and other corporate overhead costs incurred with respect to the default of the PRT Funding Notes and negotiations to restructure the obligations amounted to $984,000 during the second quarter of 1998. Such costs declined to $82,000 in the corresponding three month period of 1999 reflecting the Restructuring as set forth in the voting agreement and plan of reorganization.

     Income Tax Provision

     PCC's operations are included in GBCC's consolidated federal income tax return. Pursuant to agreements between PCC and GBCC, PCC's provision for federal income taxes is based on the amount of tax which would have been provided if a separate return were filed.

     Due to (i) the continued availability of NOL's originating in prior years for federal and state tax purposes, (ii) the limited operations of PCC following the December 31, 1998 deconsolidation for federal income tax purposes of Holdings, PCC's most significant operating subsidiary, and (iii) questions regarding PCC's ability to continue as a going concern, management is unable to determine that the realization of deferred tax assets resulting from NOL's and temporary differences is more likely than not. Accordingly, under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", PCC has provided valuation allowances for the entire deferred tax asset at both June 30, 1999 and December 31, 1998.

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

                   PRATT CASINO CORPORATION AND SUBSIDIARIES
           (Debtors-in-Possession, wholly owned by PPI Corporation)

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

PART II: OTHER INFORMATION
--------------------------


Item 1.  Legal Proceedings

     On January 5, 1998, Holdings, GB Property Funding and GBHC filed petitions for relief under Chapter 11 of the Bankruptcy Code. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to the jurisdiction of the New Jersey Bankruptcy Court. On January 11, 1999, the New Jersey Bankruptcy Court terminated the debtors' exclusive right to file a plan of reorganization. On June 1, 1999, a reorganization plan was filed by the debtors with the New Jersey Bankruptcy Court. The reorganization plan, as filed, provides for the secured bondholders to receive new debt and equity ownership of Holdings in exchange for their current claims and for unsecured creditors to receive a partial cash settlement of their claims. The plan is presently under review by the creditors and the New Jersey Bankruptcy Court.

     The default under the GB Property Funding Notes resulted in an automatic acceleration under the indenture for the PRT Funding Notes; accordingly, the holders of the PRT Funding Notes could have initiated judicial proceedings to enforce their claims for payment. On April 28, 1999, PCC, PRT Funding, NJMI, GBCC, HCC and the holders of substantially all of the PRT Funding Notes entered into a voting agreement which provides for the Restructuring of the PRT Funding Notes. The agreement provides for HCC to acquire the stock of PCC, the parent of PRT Funding, from GBCC for nominal consideration. When acquired by HCC, PCC's assets will consist of its limited partnership interest in a management contract for the Aurora Casino and a consulting contract for the Tunica Casino and its liabilities will consist of a newly issued promissory note in the principal amount of $40,329,000 payable to the Trustee for the PRT Funding noteholders. The voting agreement provides for HCC to immediately discharge the promissory note.

     As part of the Restructuring, holders of the PRT Funding Notes will also receive 100% of the remaining assets of PCC and its subsidiaries not acquired by HCC. Such assets consist primarily of claims against Holdings, GB Property Funding and GBHC in their Chapter 11 proceedings.

     The successful completion of the Restructuring required that PCC, PRT Funding and NJMI file for protection under Chapter 11 with the above transactions included as part of a pre-negotiated plan of reorganization. Such petitions for relief were filed on May 25, 1999 in the Delaware Bankruptcy Court and the related plan of reorganization was filed on May 26, 1999. The plan will require approval by the Delaware Bankruptcy Court as well as by various gaming regulatory organizations. Each company continues to operate in the ordinary course of business, as set forth in the Bankruptcy Code, and each company's executive officers and directors remain in office, subject to jurisdiction of the Delaware Bankruptcy Court.

     On April 22, 1999, GBHC filed a motion with the New Jersey Bankruptcy Court seeking to disallow NJMI's pre-petition claims. The motion to disallow is currently scheduled to be heard by the New Jersey Bankruptcy Court in September.

Item 3.  Defaults Upon Senior Securities

     As a result of the filings discussed in Item 1. above, $182,500,000 principal amount of 10 7/8% First Mortgage Notes issued by GB Property Funding are in default. Principal payments of $2,500,000 each due on January 15 and July 15, 1998 and on January 15 and July 15, 1999 were not made. Under an order of the New Jersey Bankruptcy Court permitting the disposition of furniture and equipment in the ordinary course of business, any payments received by GBHC for the sale of such assets, which are part of the security for the 10 7/8% First Mortgage Notes, must be remitted to the Trustee for the 10 7/8% First Mortgage Notes as reductions to the outstanding principal. As of August 12, 1999, $400,000 has been remitted to the Trustee from the proceeds on the sale of equipment. The accrual of interest on the 10 7/8% First Mortgage Notes for periods subsequent to the filings has been suspended; such interest on a contractual basis amounts to approximately $41,400,000 as of August 12, 1999.

      The default on the 10 7/8% First Mortgage Notes also resulted in a default under the indenture for the $85,000,000 11 5/8% Unsecured Senior Notes issued by PRT Funding Corp. and guaranteed by Pratt Casino Corporation. Accordingly, the maturity of the PRT Funding Notes has accelerated. On October 22, 1998, PRT Funding paid the bondholders an amount equal to a single interest payment ($4,941,000) while negotiations to restructure the notes continued. In connection with the Restructuring, PRT Funding paid deferred interest amounting to $6,768,000 to the bondholders on April 30, 1999. On May 25, 1999, PCC, PRT Funding and NJMI filed petitions for relief under Chapter 11 of the Bankruptcy Code and the related plan of reorganization was filed on May 26, 1999. Interest due on the Unsecured Senior Notes, exclusive of compound interest on amounts in arrears, amounts to $6,378,000 as of August 12, 1999.

Item 6.(a) - Exhibits

99.1 Debtors' First Amended Joint Plan of Reorganization dated June 21, 1999, as modified July 7, 1999, of PCC, PRT Funding and NJMI.

99.2 Debtors' First Amended Joint Disclosure Statement Under 11 U.S.C. (S)1125, as modified July 7, 1999, in Support of the Debtors' First Amended Joint Plan of Reorganization dated June 21, 1999. as modified July 7, 1999.

Item 6.(b) - Reports on Form 8-K

      The Registrants filed a report on Form 8-K on June 2, 1999 to disclose the filings by the Registrants on May 25, 1999 of petitions for relief under Chapter 11 of the United States Bankruptcy Code and the filings by the Registrants on May 26, 1999 of a joint plan of reorganization.

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

Date:  August 12, 1999             By:  /s/ John C. Hull
       ---------------                  -------------------------------------
                                            John C. Hull
                                        President and Chief Executive Officer